Form 10-Q
period 2020-09-30
Scopus BioPharma Inc.
filed 2021-01-28
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39788

SCOPUS BIOPHARMA INC

(Exact name of registrant as specified in its charter)

Delaware	82-1248020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 300 New York, New York, 10170
(Address of principal executive offices)

212-479-2513
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par value $0.001 per share	SCPS	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of January 25, 2021, there were 14,577,597 shares outstanding of the registrant’s common stock.

SCOPUS BIOPHARMA INC.

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$420,557	$36,747
Deferred offering costs	750,131	627,016
Prepaid expenses and other current assets	66,507	104,260
Total current assets	1,237,195	768,023
Property and equipment, net	2,597	3,659
Total assets	$1,239,792	$771,682

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,764,827	$854,541
Convertible notes payable, net	2,023,972	-
Total liabilities	3,788,799	854,541

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 10)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 14,002,597 and 12,509,024 shares issued and outstanding	14,003	12,509
Additional paid-in capital	12,423,747	3,577,533
Note receivable	(1,500,000)	-
Accumulated deficit	(13,450,830)	(3,639,447)
Accumulated other comprehensive loss	(35,927)	(33,454)
Total stockholders' deficit	(2,549,007)	(82,859)
Total liabilities and stockholders' deficit	$1,239,792	$771,682

See accompanying notes to the condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	806,045	715,097	2,087,423	1,446,519
Research and development	69,421	82,123	7,354,295	279,543
Total operating expenses	875,466	797,220	9,441,718	1,726,062
Loss from operations	(875,466)	(797,220)	(9,441,718)	(1,726,062)
Other expense:
Interest expense	(284,520)	-	(369,665)	-
Loss before income taxes	(1,159,986)	(797,220)	(9,811,383)	(1,726,062)
Income tax expense	-	-	-	-
Net loss	(1,159,986)	(797,220)	(9,811,383)	(1,726,062)
Comprehensive loss:
Foreign currency translation adjustment	(3,273)	(17,887)	(2,473)	(18,564)
Total comprehensive loss	(1,163,259)	(815,107)	(9,813,856)	(1,744,626)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.06)	$(0.75)	$(0.15)
Weighted-average common shares outstanding:
Basic and diluted	13,985,000	12,468,217	13,120,909	11,857,406

See accompanying notes to the condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Note	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Capital	Receivable	Deficit	Loss	(Deficit)
Balances as of June 30, 2020	13,975,691	$13,976	$12,304,487	$(1,500,000)	$(12,290,844)	$(32,654)	$(1,505,035)
Issuance of units and warrants - net of issuance costs of $16,500	21,906	22	207,010	-	-	-	207,032
Warrants exchanged for Convertible Notes	-	-	(168,000)	-	-	-	(168,000)
Stock-based compensation expense	-	-	60,255	-	-	-	60,255
Stock-based payment for services	5,000	5	19,995	-	-	-	20,000
Foreign currency translation adjustment	-	-	-	-	-	(3,273)	(3,273)
Net loss	-	-	-	-	(1,159,986)	-	(1,159,986)
Balances as of September 30, 2020	14,002,597	$14,003	$12,423,747	$(1,500,000)	$(13,450,830)	$(35,927)	$(2,549,007)

	Common Stock		Additional Paid-in	Note	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Capital	Receivable	Deficit	Loss	(Deficit)
Balances as of December 31, 2019	12,509,024	$12,509	$3,577,533	$-	$(3,639,447)	$(33,454)	$(82,859)
Issuance of common stock for acquisition of in-process research and development	1,466,667	1,467	5,865,200	-	-	-	5,866,667
Issuance of units and warrants - net of issuance costs of $72,187	21,906	22	1,448,254	-	-	-	1,448,276
Warrants exchanged for Convertible Notes	-	-	(168,000)	-	-	-	(168,000)
Issuance of warrants related to Note Receivable	-	-	1,500,000	(1,500,000)	-	-	-
Stock-based compensation expense	-	-	180,765	-	-	-	180,765
Stock-based payment for services	5,000	5	19,995	-	-	-	20,000
Foreign currency translation adjustment	-	-	-	-	-	(2,473)	(2,473)
Net loss	-	-	-	-	(9,811,383)	-	(9,811,383)
Balances as of September 30, 2020	14,002,597	$14,003	$12,423,747	$(1,500,000)	$(13,450,830)	$(35,927)	$(2,549,007)

See accompanying notes to the condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Note	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Capital	Receivable	Deficit	Loss	(Deficit)
Balances as of June 30, 2019	12,358,855	$12,359	$2,975,324	$-	$(1,878,340)	$(10,241)	$1,099,102
Issuance of units and warrants - net of issuance costs of $120,375	150,169	150	329,982	-	-	-	330,132
Stock-based compensation expense	-	-	73,524	-	-	-	73,524
Foreign currency translation adjustment	-	-	-	-	-	(17,887)	(17,887)
Net loss	-	-	-	-	(797,220)	-	(797,220)
Balances as of September 30, 2019	12,509,024	$12,509	$3,378,830	$-	$(2,675,561)	$(28,128)	$687,650

	Common Stock		Additional Paid-in	Note	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Capital	Receivable	Deficit	Loss	(Deficit)
Balances as of December 31, 2018	10,766,667	$10,767	$942,969	$-	$(949,498)	$(9,564)	(5,326)
Issuance of units and warrants - net of issuance costs of $125,137	883,502	883	1,424,487	-	-	-	1,425,369
Stock-based compensation expense	-	-	153,378	-	-	-	153,378
Warrant exercise	858,855	859	857,996	-	-	-	858,855
Foreign currency translation adjustment	-	-	-	-	-	(18,564)	(18,564)
Net loss	-	-	-	-	(1,726,062)	-	(1,726,062)
Balances as of September 30, 2019	12,509,024	$12,509	$3,378,830	$-	$(2,675,561)	$(28,128)	$687,650

See accompanying notes to the condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,811,383)	$(1,726,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,073	84
Acquired in-process research and development through issuance of common stock and warrants	6,346,321	-
Stock-based compensation	180,765	153,378
Stock-based payment for services	20,000	-
Amortization of debt issuance costs and debt discount	290,203	-
Changes in operating assets and liabilities:
Value added tax receivable	(1,145)	23,160
Other receivable	(4,777)	-
Due from affiliate	-	(18,334)
Prepaid expenses and other assets	43,493	(32,635)
Accounts payable and accrued expenses	1,329,454	85,726
Net cash used in operating activities	(1,605,996)	(1,514,683)
Cash flows from investing activities:
Purchases of property and equipment	-	(3,562)
Cash flows from financing activities:
Gross proceeds from convertible note issuance	1,459,403	-
Issuance costs related to the issuance of convertible notes payable	(192,788)	-
Gross proceeds from issuance of units and warrants	841,232	1,526,498
Issuance costs related to the issuance of units and warrants	(72,187)	(125,137)
Proceeds from the exercise of warrants	-	858,855
Payment of deferred offering costs	(44,030)	(73,522)
Net cash provided by financing activities	1,991,630	2,186,694
Effects of changes in foreign currency exchange rates on cash	(1,824)	298
Net increase in cash	383,810	668,747
Cash, beginning of period	36,747	1,660

Cash, end of period	$420,557	$670,407

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Deferred offering costs in accounts payable and accrued expenses	$79,085	$227,631
Convertible notes issued in lieu of cash	299,153	-
Convertible notes issued in exchange for warrants	252,000
W Warrants issued in lieu of cash	199,577	-
Units issued on advance deposit	-	24,008
Cash paid during the period for:
Interest	470	-

See accompanying notes to the condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of the Business and Significant Accounting Policies

Nature of Operations

Scopus BioPharma Inc. (“Scopus”) was incorporated in the State of Delaware on April 18, 2017 under the name Project18 Inc. (“Project18”). On December 11, 2017, Project18 changed its name to Scopus BioPharma Inc. On June 1, 2017, Scopus acquired all the outstanding common stock of Vital Spark, Inc. (“VSI”) for a total purchase price of $15. VSI had not engaged in any business transactions prior to the acquisition date. On July 8, 2018, Scopus formed a wholly-owned subsidiary, Scopus BioPharma Israel Ltd. (“SBI”), and has funded operations to date through intercompany loans.

Scopus and its subsidiary, VSI, are headquartered in New York, and SBI is headquartered in Jerusalem, Israel. Scopus, VSI and SBI are collectively referred to as the “Company”. The Company is a biopharmaceutical company developing transformational therapeutics targeting serious diseases with significant unmet medical needs.

See Note 2 for discussion of the Company’s recent initial public offering.

Going Concern

The provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40) requires management to assess an entity's ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity's ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

The Company is an early-stage company and has not generated revenues to date. As such, the Company is subject to all of the risks associated with early stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities which have been funded from the issuance of convertible notes, common stock, and warrants (see Note 8). The Company does not expect to generate positive cash flows from operating activities in the near future, if at all, until such time it completes the development of its drug candidates, including obtaining regulatory approvals, and anticipates incurring operating losses for the foreseeable future.

The Company incurred net losses of $1,159,986 and $9,811,383 for the three and nine months ended September 30, 2020, respectively, and had an accumulated deficit of $13,450,830 as of September 30, 2020. The Company’s net cash used in operating activities was $1,605,996 for the nine months ended September 30, 2020.

The Company’s ability to fund its operations is dependent upon management's plans, which include raising capital through issuances of debt and equity securities, securing research and development grants, generating sufficient revenues, and controlling the Company’s expenses. A failure to raise sufficient financing, generate sufficient revenues, or control expenses, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives.

This evaluation is further impacted by the current spread of the COVID-19 coronavirus. While uncertain at this time, the extent of its impacts depends largely on the spread and duration of the outbreak, and may result in disruptions to capital raises, its employees, and vendors which could result in negative impacts to its operational and financial results.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of the Business and Significant Accounting Policies (Continued)

Going Concern (Continued)

Accordingly, management has concluded this raises substantial doubt of the Company's ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company’s condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

Significant Accounting Policies

The Company's accounting policies are the same as those described in Note 2 to the Company's Consolidated Financial Statements for the year ended December 31, 2019 in its Annual Report on Form 1-K filed on May 15, 2020.

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

COVID-19 Pandemic

The Company is continually monitoring the impact of the global pandemic on its business, especially since the Company conducts activities in multiple locations, both in and outside of the United States. These locations are New York City and Los Angeles in the United States and Jerusalem and Tel Aviv in Israel. At various times since the onset of the global pandemic, these locations have been severely affected by COVID-19 and, as a result, have been subject to various requirements to stay at home and self-quarantine, as well as constraints on mobility and travel, especially international travel.

In many locations, the primary focus of healthcare providers and hospitals has been to combat the virus. While the Company continues to advance its development programs, the Company is also continually assessing the impact of the global pandemic on its product development efforts, including any impact on the timing and/or costs for its clinical trials, investigational new drug (“IND”) enabling work, and other research and development activities. There is no certainty as to the length and severity of societal disruption caused by COVID-19. Consequently, the Company does not have sufficient visibility to predict the impact of the global pandemic on its operations and overall business, including delays in the progress of its planned pre-clinical work and clinical trials, or by limiting its ability to recruit physicians or clinicians to run its clinical trials, enroll patients or conduct follow-up assessments in its clinical trials. Further, the business or operations of its strategic partners and other third parties with whom the Company conducts business may also be adversely affected by the global pandemic. The Company continues to monitor the impact of the global pandemic, including regularly reevaluating the timing of its research and development and clinical milestones. In light of the more restrictive constraints on international travel, the Company continues to adjust program emphasis and prioritization. Until the Company is able to gain greater visibility as to the impact of the global pandemic, the Company intends to commit greater resources to its existing and future programs in the United States and is slowing investment in program development outside the United States.

Basis of Presentation and Principles of Consolidation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. All significant intercompany transactions have been eliminated upon consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of the Business and Significant Accounting Policies (Continued)

Basis of Presentation and Principles of Consolidation (continued)

The financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 1-K, as filed with the SEC on May 15, 2020. The accompanying balance sheet at December 31, 2019 has been derived from the audited balance sheet at December 31, 2019 contained in the above referenced Form 1-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Foreign Currency

The functional currency of Scopus and VSI is the US Dollar, and the functional currency of SBI is the Israeli New Shekel. All assets and liabilities of SBI are translated at the current exchange rate as of the end of the period and the related translation adjustments are recorded as a separate component of accumulated other comprehensive loss. Revenue and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from, or expected to result from, transactions denominated in a currency other than the functional currency are recognized in “General and administrative” expenses in the condensed consolidated statements of comprehensive loss.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include those related to the fair value of common stock, warrants, stock-based compensation, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets, and probability of meeting certain milestones. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees directly associated with in-process capital financings as deferred offering costs. The deferred offering costs are recognized as an offset against the proceeds upon consummation of an offering. As of September 30, 2020 and December 31, 2019, the Company capitalized $750,131 and $627,016, respectively, of deferred offering costs related to the Company’s Initial Public Offering, or IPO (See Note 2).

Financing Costs

The Company defers certain legal and other third-party financing costs directly associated with debt issuances as deferred financing costs. The deferred financing costs are recognized as an offset against the related issued debt and amortized using the effective interest rate method through maturity. Through September 30, 2020, the Company deferred $260,074 of financing costs which were allocated to the Convertible Notes and W Warrants (see Note 5). For the three and nine months ended September 30, 2020, amortization of deferred financing costs was $39,213 and $53,528, respectively. As of December 31, 2019, there were no deferred financing costs.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of the Business and Significant Accounting Policies (Continued)

Net Loss Per Share

Basic net loss per common share attributable to common shareholders is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the relevant period. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as dilutive net loss per share as the inclusion of the weighted-average number of all potential dilutive common shares which consist of convertible debt, stock options and warrants, would be anti-dilutive.

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warrants	17,619,954	3,247,643	11,448,475	2,700,768
Convertible Notes (if converted)	10,477,440	-	5,642,645	-
Stock options	600,000	524,006	600,000	347,059
Contingent consideration in common stock	2,533,333	-	1,323,383	-
Total	31,230,727	3,771,649	19,014,503	3,047,827

2.	Initial Public Offering

On December 18, 2020, the Company completed an IPO of 575,000 shares of its common stock at a public offering price of $5.50 per share for aggregate gross proceeds, including the Company’s underwriters’ exercise, in full, of their over-allotment option, for a total of $3,162,500. The Company’s common stock is listed on The Nasdaq Global Market under the symbol “SCPS”. The deferred offering costs were offset against equity proceeds raised as part of the Company’s IPO.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Bioscience Oncology Transaction

On June 10, 2020, the Company completed the acquisition of Bioscience Oncology Pty. Ltd. (“Bioscience Oncology”), a pre-clinical biopharmaceutical company which held a single asset, the exclusive right to negotiate a license agreement for a STAT3 inhibitor drug candidate (the “STAT3 Inhibitor”) with City of Hope (see Note 6). The transaction was accounted for as an asset acquisition as the purchase primarily related to a single asset. The aggregate upfront expense, including the upfront license fees paid to City of Hope, totaled approximately $7.2 million, comprised of approximately $0.9 million which was paid in cash and the issuance of approximately $5.9 million and $0.5 million of common stock and W Warrants, respectively. Pursuant to asset acquisition accounting, acquired in-process research and development with no alternative future use is expensed at acquisition. Accordingly, this amount was recognized in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss during the nine months ended September 30, 2020. Under the terms of the agreement, Bioscience Oncology is eligible to receive additional contingent consideration of up to approximately 2.5 million common shares upon the achievement of specified milestones payable in shares of the Company’s common stock, which will be recorded when it is determined the corresponding milestones are probable to be achieved.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	September 30,	December 31,
	2020	2019
Professional fees	$725,443	$559,706
Patent license fees	346,866	37,364
Management service fees and expenses	251,606	70,197
Other accounts payable and accrued expenses	440,912	187,274
Total accounts payable and accrued expenses	$1,764,827	$854,541

Amounts due to related parties included in accounts payable and accrued expenses totaled $251,606 and $77,342 as of September 30, 2020 and December 31, 2019, respectively (see Note 10, Related Party Transactions).

5.	Debt

In April 2020, the Company amended the terms of its December 2019 Private Placement (see Note 8) to issue convertible promissory notes (“Convertible Notes”) with W Warrants (“Convertible Notes Private Placement”) in an initial principal amount of up to $1,000,000, which was subsequently increased to $3,000,000. The Convertible Notes have an annual interest rate of 10% and a scheduled maturity on the earlier of July 31, 2021 or a change of control of the Company (the “Maturity Date”). For each $1.00 of initial principal, the purchaser also received one W Warrant with an exercise price of $4.00. Prior to the Maturity Date, the holder may elect to convert each $1.00 of initial principal amount of Convertible Notes plus accrued and unpaid interest into W Warrants at a conversion price of $0.50 per W Warrant.

Through September 30, 2020, the Company issued an aggregate initial principal amount of $2,001,605 of Convertible Notes as part of the Convertible Notes Private Placement for $2,001,605 in cash less issuance costs of $260,074.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt (Continued)

Between February 2020 and June 2020, the Company issued convertible notes and warrants on identical terms to those of the Convertible Notes Private Placement to HCFP/Portfolio Services LLC (“Portfolio Services”) (see Note 10), investors and vendors, on a direct basis, in an aggregate initial principal amount of $636,230 for $187,500 in cash with the balance of $448,730 as consideration for legal and management services rendered. An additional 100,000 W Warrants were issued in connection with satisfying a $50,000 payable for legal services rendered.

Investors who purchased W Warrants in the December 2019 Private Placement prior to the amendment of its terms may elect to surrender two W Warrants for the purchase of $1.00 of initial principal amount of Convertible Notes. On September 28, 2020, all holders of W Warrants purchased in the December 2019 Private Placement elected to surrender their W Warrants and, accordingly, the Company issued an aggregate principal amount of $252,000 of Convertible Notes in exchange for 504,000 surrendered W Warrants of equivalent fair market value.

The Convertible Notes principal amount of $2,889,835, including issuance costs of $260,074, was allocated to the Convertible Notes and W Warrants, based on their respective relative fair value, resulting in an allocation of $1,733,769 and $895,992 to the Convertible Notes and W Warrants, respectively. The resulting difference between principal amount and the amount allocated to Convertible Notes of $1,156,066 is being recognized as debt discount, amortized as interest expense over the term of the Convertible Notes. The amount allocated to the W Warrants was recognized as an increase to “Additional paid-in capital” in the accompanying condensed consolidated statements of stockholders’ equity (deficit) under the caption “Issuance of units.”

There were no balances related to the Convertible Notes as of December 31, 2019. Balances related to the Convertible Notes as of September 30, 2020 included:

	September 30,	December 31,
	2020	2019
Convertible Notes principal amount	$2,889,835	-
Unamortized discount	(726,603)	-
Deferred financing costs	(139,260)
Convertible notes payable, net	$2,023,972	$-

Interest expense for the three and nine months ended September 30, 2020 totaled $288,827 and $373,972, respectively, and is included in “Interest expense, net” in the accompanying condensed consolidated statements of comprehensive loss. For the three and nine months ended September 30, 2020, interest expense includes $63,503 and $83,769, respectively, of interest expense and $225,324 and $290,203, respectively, of debt discount and amortization of deferred financing costs.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Research and Development Agreements

Agreement Related to Intellectual Property Rights

In July 2017, VSI as “Licensee” entered into a Patent License Agreement (the “Patent License Agreement”) with The U.S. Department of Health and Human Services, as represented by the National Institute on Alcohol Abuse and Alcoholism (“NIAAA”) and the National Institute on Drug Abuse (“NIDA”) of the National Institutes of Health (“NIH”), (collectively “Licensor”). In the course of conducting biomedical and behavioral research, the Licensor developed inventions that may have commercial applicability. The Licensee acquired commercialization rights to certain inventions in order to develop processes, methods, or marketable products for public use and benefit.

Upon execution of the Patent License Agreement, VSI paid the Licensor an aggregate of $121,040, which included an upfront non-refundable fee of $50,000 and $71,040 for certain patent expenses incurred by the Licensor prior to the execution of the Patent License Agreement relating to patent applications. The Company determined that the Patent License Agreement did not meet the definition of a business pursuant to the guidance prescribed in FASB ASC Topic 805, Business Combinations, as the transaction principally resulted in the acquisition of intellectual property rights only. In this regard, the Company did not acquire any employees or tangible assets, or any processes, protocols, or operating systems. Additionally, at the time of the transaction, there were no activities being conducted related to the licensed patents. The Company recognized as expense the acquired intellectual property rights as of the transaction date on the basis that the costs of an intangible asset purchased from others for use in a research and development activity for which there are no alternative future uses are recorded as research and development expense at the time such costs are incurred. In addition, patent fee reimbursement under the Patent license agreement was $6,680 and $20,040 for the three and nine months ended September 30, 2020, respectively. Patent fee reimbursement under the Patent license agreement was $6,480 and $19,440 for the three and nine months ended September 30, 2019, respectively. These costs are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Pursuant to the terms of the Patent License Agreement, VSI is required to make minimum annual royalty payments of $25,000, with the first payment due on January 1, 2019. The Company paid the first annual payment of $25,000 in January 2019, which is included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. Subsequent minimum annual royalty payments are due and payable on January 1 of each calendar year and shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. The Company paid the second annual payment of $25,000 in December 2019, which is included in “Prepaid expenses” in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2020, $6,250 and $18,750, respectively, of this prepaid royalty expense was recognized in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. Through September 30, 2020, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through September 30, 2020, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through September 30, 2020, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Research and Development Agreements (Continued)

Cooperative Research and Development Agreement

Effective January 11, 2018, VSI signed a two-year Cooperative Research and Development Agreement (the “CRADA Agreement”) with the NIH for preclinical testing relating to the Patent License Agreement described above. The term of the CRADA Agreement can be extended, beyond the initial two-year term, by agreement in writing by both parties. Pursuant to the terms of the CRADA Agreement, each party will provide scientific staff and other support necessary to conduct the research and other activities described in the research plan. Funds provided by VSI pursuant to the terms of the CRADA Agreement will be used by the NIH to acquire technical, statistical, and administrative support for the research activities, as well as pay for supplies and travel expenses.

Effective October 31, 2018, VSI and NIH amended the CRADA Agreement to defer funding for year two subject to additional testing by NIH and approval of the results by VSI. Subsequently, on May 6, 2019, VSI and NIH entered into a second amended agreement to proceed with the second year of the agreement pursuant to an updated research plan. On May 7, 2019, the Company made the first of two equal payments of $55,870 to NIH. As of September 30, 2020, the second payment of $55,870 is outstanding and subject to delivery of final research results.

Total expenses incurred in connection with the CRADA Agreement for the three and nine months ended September 30, 2020 amounted to $0 and $31,039, respectively. Total expenses incurred in connection with the CRADA Agreement for the three and nine months ended September 30, 2019 amounted to $31,039 and $55,870, respectively. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of September 30, 2020 and December 31, 2019, $55,870 and $24,831 were recognized in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets, respectively, related to the CRADA Agreement.

Memorandums of Understanding

Effective July 28, 2018, SBI entered into two Memorandums of Understanding (“MOUs”) with Yissum Research Development Company (“Yissum”) of the Hebrew University of Jerusalem Ltd. (“Hebrew University”). Pursuant to the terms of the MOUs, SBI shall provide funding for research and development studies to be performed by researchers at Hebrew University in the areas of cannabinoid therapeutics and cannabinoid synthesis over a two-year period. Funds provided by SBI pursuant to the terms of MOUs will be used by the researchers at Hebrew University to acquire technical, statistical, and administrative support for the research activities, as well as pay for supplies. SBI has the exclusive right to license the study results by providing written notice to Yissum during the respective study periods or within 60 days of the studies’ completion. Upon providing such notice, SBI and Yissum shall negotiate a license agreement for the commercial development and exploitation of the study results. SBI shall be entitled to reimbursement of the amounts funded for the research and development studies and patent prosecution costs, if any, in the event Yissum enters into a license agreement with a third party, subject to certain conditions. Research under the Yissum MOUs was completed in December 2019 and March 2020, respectively, resulting in the license agreements below.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Research and Development Agreements (Continued)

Memorandums of Understanding (continued)

The fees incurred in connection with these MOU’s for the three and nine months ended September 30, 2020 amounted to $0 and $29,457, respectively. The fees incurred in connection with these MOU’s for the three and nine months ended September 30, 2019 amounted to $39,522 and $115,018, respectively. These fees are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. The Company also recorded a prepaid expense of $29,646 in connection with these MOU’s which are included in “Prepaid expenses” in the accompanying condensed consolidated balance sheets as of December 31, 2019.

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of cannabidiol with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company will be obligated to make payments upon the achievement of certain clinical development and product approval milestones. From March 5, 2019 through September 30, 2020, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements. Further, none of the milestones in the agreement have been reached and therefore as of September 30, 2020, there is no obligation to make any milestone payments.

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached and therefore as of September 30, 2020 there is no obligation to make any milestone payments.

City of Hope License Agreement and Sponsored Research Agreement

In June 2020, the Company entered into an exclusive, worldwide license agreement with City of Hope relating to the STAT3 Inhibitor (the “COH License Agreement”). In addition to the COH License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with City of Hope relating to the STAT3 Inhibitor. The Company obtained the right to negotiate the COH License Agreement with City of Hope from Bioscience Oncology as part of the Bioscience Oncology transaction (see Note 3). Under the terms of the COH License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the COH License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the COH License Agreement have been reached and therefore as of September 30, 2020, there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at City of Hope for two years in accordance with a predetermined funding schedule. Total expenses incurred in connection with the SRA were $62,500 and $76,389, respectively, for the three and nine months ended September 30, 2020. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments and Contingencies

Research and Development Agreements

The Company has entered into various research and development agreements which require the Company to provide certain funding and support. See Note 6 for further information regarding these agreements.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome, if such event were to occur, could include monetary damages and could result in a material adverse impact on the Company’s business, financial position, results of operations, and cash flows.

8.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time-to-time by the Company’s board of directors. Authority is expressly vested in the board of directors to authorize the issuance of one or more series of preferred stock. All 20,000,000 shares remained unissued as of September 30, 2020.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares of common stock then outstanding) by an affirmative vote of the holders of a majority of the common stock.

On June 1, 2017, the Company issued 10,000,000 shares of its common stock at a price of $0.001 per share to HCFP II LLC (“HCFP II”), an affiliated entity, as founders’ stock, for an aggregate purchase price of $10,000. On June 2, 2017, HCFP II transferred such shares to other affiliated entities.

In December 2017 and January 2018, the Company issued a total of 361,518 and 138,482 shares, respectively, at a price of $1.00 per share, resulting in net proceeds of $355,122 and $128,040, respectively, after issuance costs.

The powers, preferences, and rights of the holders of the common stock are junior to the preferred stock and are subject to all the powers, rights, privileges, preferences, and priorities of the preferred stock. The holder of each share of common stock shall have the right to one vote per share. Each holder of common stock shall be entitled to receive dividends and distributions (whether payable in cash or otherwise) as declared by the board of directors of the Company, subject to the rights of any class of preferred stock outstanding. In the event of any liquidation, dissolution or winding-up of the Company (whether voluntary or involuntary), the assets available for distribution to holders of common stock will be in equal amounts per share.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity (Continued)

Equity Units

On July 20, 2018, the Company offered up to 266,667 units at a price of $1.50 per unit (the “$1.50 Units”) in a private placement transaction. During the first quarter of 2019, the Company increased the private offering of $1.50 Units to 1,000,000 $1.50 Units, on the same terms. Each Unit is comprised of one share of the Company’s common stock and two warrants (“$1.50 Unit Warrants”). Each $1.50 Unit Warrant is exercisable for one share of the Company’s common stock at a price of $1.00 per share, expires on July 31, 2023, and carries a mandatory exchange feature as described in the relevant warrant subscription agreement. The exercise price is not subject to adjustment, except in the event of stock dividends and stock splits. Further, in the event of a Fundamental Transaction, as defined in the agreement, the holders can participate pari passu with common stockholders in the consideration paid by an acquirer for the Company’s shares. The Company issued a total of 266,667 $1.50 Units in 2018 resulting in net proceeds of $390,930 after issuance costs. The Company received $24,008 in 2018 relating to 16,005 $1.50 Units which were subsequently issued in January 2019 following the increase in number of $1.50 Units offered. The Company recorded the $24,008 as an advance deposit on equity units as of December 31, 2018, which was reclassified to equity upon issuance of the applicable $1.50 Units in January 2019.

During the year ended December 31, 2019, the Company sold an additional 717,328 $1.50 Units (excluding the 16,005 $1.50 Units that were issued in January 2019 related to the advance deposits received in 2018 for such $1.50 Units) resulting in net proceeds of $1,071,230 after issuance costs.

The holders of the $1.50 Unit Warrants discussed above have the same rights to receive dividends or other distribution of assets as the holders of common stock. As such, these $1.50 Unit Warrants are considered participating securities under the two-class method of calculating the net loss per share. The Company has incurred net losses to date, and as the holders of these $1.50 Unit Warrants are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the years presented.

On May 6, 2019, pursuant to the terms of the $1.50 Unit Warrants, the Company provided a Notice of Trigger Date to the holders of its $1.50 Unit Warrants informing such holders that the deadline to exercise their $1.50 Unit Warrants at an exercise price of $1.00 per share was May 16, 2019 (the "Trigger Date"). Any $1.50 Unit Warrants not exercised by the Trigger Date automatically became identical to and of the same class as the W Warrants. A total of 858,855 $1.50 Unit Warrants were exercised in connection with such notice generating $858,855 in proceeds for the Company.

On June 11, 2019, the Company offered up to 200,000 units at a price of $3.00 per unit in a private placement transaction (the "$3.00 Units"). Each $3.00 Unit is comprised of one share of the Company’s common stock and two warrants ("$3.00 Unit Warrants"). Each $3.00 Unit Warrant shall be identical to and be of the same class as the W Warrants. In July 2019, the Company issued 150,169 of the $3.00 Units resulting in net proceeds of $330,132 after issuance costs.

On February 4, 2020, the Company offered up to 200,000 Series A units at a price of $5.00 per unit in a Regulation A+ Tier II offering (the “A Units”). Each A Unit consists of one share of the Company’s common stock and two Series W Warrants (“W Warrants”). Each W Warrant is exercisable for one Series B Unit (“B Unit”). Each B Unit consists of one share of common stock and one Series Z Warrant (“Z Warrant”). Each Z Warrant is exercisable for one share of common stock. The exercise price of the W Warrant is $4.00, and the exercise price of the Z Warrant is $5.00. The W Warrants and Z Warrants will be exercisable commencing on October 1, 2021 and July 1, 2022, respectively, and expire on September 30, 2026 and June 30, 2027, respectively, unless previous exercised. Through September 30, 2020, the Company issued 21,906 of the A Units resulting in net proceeds of $104,830 after issuance costs.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity (Continued)

Warrants

On October 3, 2018, the Company issued a warrant to Yissum, entitling Yissum to purchase up to 450,000 shares (“Warrant Shares”) of the Company’s common stock at an exercise price of $1.50 per share of common stock and which warrant expires on October 3, 2025. This warrant was issued as consideration to Yissum in connection with the execution of the MOUs (see Note 6). Upon issuance of this warrant, it was immediately exercisable for 50,000 Warrant Shares. Additional Warrant Shares vest upon the execution of license agreements within a specified number of days upon notice by the Company of its intent to enter into such license agreements.

The Company determined that as of December 31, 2018, it was probable that the Company would enter into at least one license agreement. Accordingly, for the year ended December 31, 2018, the Company recognized compensation expense for the 50,000 Warrant Shares that were immediately exercisable upon issuance of the warrant and 50,000 Warrant Shares relating to the probable execution of a license agreement.

Effective March 5, 2019 and August 8, 2019, the Company entered into separate license agreements with Yissum with respect to the results and intellectual property generated from research being conducted at Hebrew University under one of the MOUs (see Note 6). As a result of the first and second license agreements being executed within a specified period after notice, the Company recognized compensation expense in connection with the vesting of an additional 50,000 and 100,000 Warrant Shares, respectively.

The estimated fair value of the Yissum Warrant Shares at grant date was $0.59 per Warrant Share, calculated using Black-Scholes option pricing model using the following assumptions: fair value of underlying common stock of $1.00, contractual life of 7 years; risk free interest rate of 3.06%; volatility of 68%, and dividend yield of 0%. There has been no history of dividend payments and there are no expectations of dividend payments during the next several years.

Related to the license agreements above, the Company recognized stock-based compensation expense related to the Warrant Shares during the three and nine months ended September 30, 2019 of $29,717 and $89,151, respectively. This expense is included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

On December 10, 2019, the Company offered up to 1,000,000 W Warrants at a price of $0.50 per W Warrant in a private placement transaction (“December 2019 Private Placement”). In December 2019 and January 2020, the Company issued 500,000 and 4,000 W Warrants resulting in net proceeds of $138,432 and $1,800, respectively, after issuance costs. In April 2020, the Company amended the terms of the December 2019 Private Placement as described in the Convertible Notes Private Placement (see Note 5).

On July 16, 2020 and in connection with the initial closing of the A Units, all of the Company’s outstanding warrants, including any X Warrants but excluding the Yissum Warrant Shares, automatically became an equal number of W Warrants. For presentation purposes, the term “W Warrants” is used throughout these notes in cases where the warrants referenced have subsequently become W Warrants.

In conjunction with the Convertible Notes issued through September 30, 2020, the Company issued 2,889,835 W Warrants (see Note 5). On April 1, 2020, 100,000 W Warrants were issued in connection with satisfying an outstanding account payable for legal services rendered.

On June 5, 2020, the Company issued to HCFP/Capital Partners 18-B-2 LLC (“CP18B2”) 3,000,000 W Warrants in consideration of a $1.5 million contingent promissory note (“Note Receivable”). The Note Receivable accrues interest at a rate of 1% per annum. Payment of this Note Receivable is contingent on exercise or sale of the W Warrants prior to their expiration. If the W Warrants have not been sold or exercised prior to their expiration by CP18B2, no payment of principal and interest of the Note Receivable is required.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity (Continued)

Warrants (continued)

On September 28, 2020, all of the investors who purchased W Warrants in the December 2019 Private Placement, prior to the amendment of its terms, surrendered 504,000 W Warrants in exchange for Convertible Notes (see Note 5).

The table below summarizes all warrant activity for the nine months ended September 30, 2020:

	Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2019	2,391,483	$2.10
Issued	6,996,955	4.00
Exercised	-	-
Surrendered	(504,000)	4.00
Forfeited	-	-
Outstanding at September 30, 2020	8,884,438	3.87
Warrants exercisable at September 30, 2020	250,000	$1.50

As of September 30, 2020, the remaining contractual term of the outstanding warrants was 5.95 years.

9.	Stock Options

Effective September 24, 2018, the Company approved the Scopus BioPharma Inc. 2018 Equity Incentive Plan (the “Plan”), and reserved 1,000,000 shares of the Company’s common stock, such amount subsequently being increased to 2,400,000 shares, for issuance under the Plan. The stock options shall be granted at an exercise price per share equal to at least the fair market value of the shares of common stock on the date of grant and generally vest over a three-year period.

Stock option activity is summarized as follows for the nine months ended September 30, 2020:

	Options	Weighted- average Exercise Price	Weighted- average Grant Date Fair Value
Outstanding at December 31, 2019	600,000	$2.56	$1.21
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2020	600,000	$2.56	$1.21

Vested and exercisable at September 30, 2020	282,136	$2.38	$1.12
Unvested at September 30, 2020	317,864	$2.72	$1.28

Stock-based compensation associated with vesting options was $60,255 and $180,765 for the three and nine months ended September 30, 2020, respectively, and $43,807 and $64,227 for the three and nine months ended September 30, 2019, respectively. This cost is included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of September 30, 2020, total unrecognized stock-based compensation expense of $407,566 is expected to be recognized over the remaining weighted-average contractual vesting term of 1.68 years. On December 16, 2020, the Company granted 600,000 additional stock options to new directors and Scientific Advisory Board members.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Related Party Transactions

The Company has a management services agreement, as amended, with Portfolio Services, an affiliated entity, to provide management services to the Company including, without limitation, financial and accounting resources, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers and other services as agreed upon between the parties. The Company pays Portfolio Services a monthly management services fee plus related expense reimbursement. This management services agreement was initially in effect for a period of one year and is automatically renewable for successive one-year terms unless terminated prior to the end of such term as set forth in the management services agreement. Effective July 1, 2018, the Company amended the management services agreement with Portfolio Services to include an additional monthly fee of $1,500 for the provision of office space and facilities to the Company, which was subsequently increased to $3,000 effective May 1, 2019. Effective July 1, 2020 the monthly management services fee was increased from $40,000 to $50,000 per month.

For the three and nine months ended September 30, 2020, the Company incurred expenses of $159,000 and $417,000, respectively, related to this management services agreement. For the three and nine months ended September 30, 2019, the Company incurred expenses of $129,000 and $291,000, respectively, related to this management services agreement. The costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. Amounts prepaid to Portfolio Services were $0 and $40,000 as of September 30, 2020 and December 31, 2019, respectively, and are included in “Prepaid expenses” on the accompanying condensed consolidated balance sheets. Amounts payable to Portfolio Services as of September 30, 2020 and December 31, 2019 were $53,000 and $0, respectively, and are included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

On September 1, 2017, the Company entered into a management services agreement, as amended, with Clil Medical Ltd. (“Clil”) for Morris C. Laster, M.D., the sole principal of Clil, to serve as the Company’s Chief Executive Officer. The Company shall pay Clil a monthly management services fee, plus related expense reimbursements. This agreement was in effect for a period of one year and is automatically renewable for successive one-year terms unless terminated prior to the end of such term as set forth in the management services agreement. Effective January 1, 2019 the monthly management services fee was increased from $10,000 to $25,000 per month. As contemplated in connection with the Bioscience Oncology transaction, this management services agreement was terminated in June 2020 and was replaced by a new agreement for services relating to Dr. Laster. For the three and nine months ended September 30, 2020, the Company incurred expenses of $0 and $128,333, respectively, related to this management services agreement. For the three and nine months ended September 30, 2019, the Company incurred expenses of $75,000 and $226,442, respectively, related to this management services agreement. These costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of September 30, 2020 and December 31, 2019, the total amounts due to Clil were $198,530 and $70,197, respectively, and are included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

On June 10, 2020, the Company entered into a management services agreement with Kiliniwata Investments Pty, Ltd (“Kiliniwata”) for Paul E. Hopper, an affiliate of Kiliniwata, to serve as the Company’s Co-Chairman, a position from which he resigned in October 2020 in order to commit greater time to another biopharmaceutical company unrelated to the Company. The Company paid Kiliniwata a monthly management services fee of $12,500, plus related expense reimbursements. For the three and nine months ended September 30, 2020, the Company incurred expenses of $37,500 and $45,833, respectively, related to this management services agreement. As of September 30, 2020, there was no amount due to Kiliniwata.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Related Party Transactions (Continued)

HCFP/Strategy Advisors LLC (“Strategy Advisors”), an affiliated entity, provides strategy advisory and consulting services to the Company from time to time. During the three and nine months ended September 30, 2020, the Company expensed and paid Strategy Advisors an aggregate of $0 and $100,000, respectively. During the three and nine months ended September 30, 2019, the Company did not incur any expenses or make any payments to Strategy Advisors. These costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss.

On March 28, 2019, the Company entered into an agreement with HCFP/Capital Markets LLC (“Capital Markets”), an affiliated entity, to serve as the exclusive placement agent in a private offering of the Company’s securities (the $3.00 Units – see Note 8). For the three and nine months ended September 30, 2020, the Company paid Capital Markets $0 and $200, respectively, for certain documentation and placement fees and a non-accountable expense allowance for such services in accordance with the terms of the related agreement. For the three and nine months ended September 30, 2019, the Company paid Capital Markets $0 and $50,000, respectively, for certain documentation and placement fees and a non-accountable expense allowance for such services in accordance with the terms of the related agreement.

On December 10, 2019, the Company entered into an agreement with Capital Markets to serve as the exclusive placement agent in a private offering of the Company’s securities (the “December 2019 Private Placement” – see Note 8). HCFP/Direct Investments LLC (“Direct Investments”), an affiliated entity, purchased 224,000 W Warrants in the December 2019 Private Placement on the same terms as the non-affiliated investors, which were subsequently surrendered for Convertible Notes in September 2020 (see Note 5). The Company shall pay placement agent fees and a non-accountable expense allowance for such services in accordance with the terms of the related agreement. For the three and nine months ended September 30, 2020, the Company incurred and paid expenses of $34,901 and $201,361, respectively, in connection with this agreement. As of September 30, 2020 and December 31, 2019, amounts due to Capital Markets were $0 and $6,500 and are included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

In January, February and May 2020, Direct Investments advanced a total of $60,662 to the Company, which were subsequently repaid in April and July 2020 in full, including $470 in interest.

On April 9, 2020, one of the Company’s directors invested $7,500 in the Notes issued as part of the Company Direct Offering. On June 1, 2020, Portfolio Services was issued an aggregate principal amount of $200,000 of Notes under the Company Direct Offering as consideration for management services rendered. On June 5, 2020, the Company issued to CP18B2, an affiliated entity, 3,000,000 W Warrants in consideration of a Note Receivable (see Note 8).

Related party amounts included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets were as follows:

	September 30,	December 31,
	2020	2019
Portfolio Services	$53,000	-
Clil Medical Ltd.	198,530	70,197
HCFP LLC	76	645
Capital Markets	-	6,500
Total	$251,606	$77,342

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Income Taxes

The Company did not provide for any income taxes for the three and nine months ended September 30, 2020 and 2019, respectively. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2020 and December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

The tax years 2017 through 2019 remain open to examination by the Internal Revenue Service. However, since the Company has net operating loss carryforwards, which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statute for assessment may have closed. There are not currently ongoing or pending examinations in any jurisdictions.

12.	Subsequent Events

The Company has evaluated subsequent events through January 28, 2021, which is the date the condensed consolidated financial statements were available to be issued. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the condensed consolidated financial statements and accompanying notes, except as set forth below.

On January 26, 2021, the Company announced the pricing of a $9 million follow-on public offering. The offering consists of 1,000,000 shares of common stock at a public offering price of $9.00 per share. The company has granted the underwriters a 45-day option to purchase up to an additional 150,000 shares of common stock at the public offering price. The offering is expected to close on or about January 29, 2021, subject to customary closing conditions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 1-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2020 (“Form 1-K”).

Forward Looking Statements

This quarterly report on Form 10-Q (“Quarterly Report”) and other reports filed by Scopus BioPharma Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management, as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and we caution you that these statements are not guarantees of future performance or events and are subject to risks, assumptions, and other factors.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Unless otherwise stated in this Quarterly Report, “we”, “us”, “our”, “Company”, “Scopus” and “Scopus BioPharma” refer to Scopus BioPharma Inc.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented.  Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report.

Overview

We are a biopharmaceutical company developing transformational therapeutics targeting serious diseases with significant unmet medical needs. Our mission is to improve patient outcomes and save lives. To achieve our mission, we are capitalizing on groundbreaking scientific and medical discoveries at some of the world’s foremost research and academic institutions.

Our lead development program is a novel, targeted immuno-oncology gene therapy for the treatment of multiple cancers. We have partnered with City of Hope, or COH, for CpG-STAT3siRNA, or CO-sTiRNATM, a STAT3 inhibitor gene therapy. Pre-clinical testing at City of Hope was designed to determine whether CO-sTiRNA would reduce growth and metastasis of various pre-clinical tumor models, including melanoma, and colon and bladder cancers, as well as leukemia and lymphoma. Based upon such testing, an investigational new drug application, or IND, for CO-sTiRNA for B-cell lymphoma is currently anticipated to be filed with the United States Food and Drug Administration, or FDA, in H1 2021. We currently anticipate that a first-in-human Phase 1 clinical trial for B-cell lymphoma will commence in H2 2021.

In conjunction with City of Hope, Phase 1 clinical trials for additional cancer indications are being contemplated for CO-sTiRNA in combination with immune checkpoint inhibitors and chimeric antigen receptor T-cells, or CAR-Ts.

Our second lead development program is MRI-1867, a peripherally-restricted, dual-action cannabinoid-1, or CB1, receptor inverse agonist and inhibitor of inducible nitric oxide synthase, or iNOS. We have partnered with the National Institutes of Health, or NIH, for MRI-1867 and are initially targeting systemic sclerosis, or SSc. Over-activation of CB1 and iNOS has been implicated in the pathophysiology of SSc, which includes fibrosis of the skin, lung, kidney, heart and the gastrointestinal tract. We are currently continuing to conduct pre-clinical work for MRI-1867 to support an IND filing with the FDA.

We are also partnered with The Hebrew University of Jerusalem, or Hebrew University, on several additional research and development programs. These programs relate to a proprietary opioid-sparing anesthetic and synthesis of novel compounds and new chemical entities, or NCEs.

We have devoted substantially all of our resources to our development efforts relating to our drug candidates, including sponsoring research with world-renowned academic and medical research institutions, designing future pre-clinical studies, providing general and administrative support for these operations and securing and protecting our licensed intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From inception (April 18, 2017) until September 30, 2020, we have funded our operations primarily through the private placement of convertible notes, common stock and warrants.

We have incurred net losses in each year since our inception. As of September 30, 2020, we had an accumulated deficit of $13,450,830. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that all our expenses will increase substantially as we:

•	continue our research and development efforts;

•	contract with third-party research organizations to management our clinical and pre-clinical trials for our drug candidates;

•	outsource the manufacturing of our drug candidates for clinical testing and pre-clinical trials;

•	seek to obtain regulatory approvals for our drug candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel to support our research and development and regulatory efforts; and

•	operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization any of our current or future drug candidates. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through equity and debt offerings. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our drug candidates.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report and Note 2 to our consolidated financial statements appearing in our Form 1-K. We believe that the accounting policies are critical for fully understanding and evaluating our financial condition and results of operations.

Net Loss Per Share

Basic net loss per common share attributable to common shareholders is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as dilutive net loss per share as the inclusion of all potential dilutive common shares which consist of stock options and warrants, would be anti-dilutive.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to companies that are not emerging growth companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of an initial public offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Financial Overview

Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,
	2020	2019	Change	% Change
Operating Expenses:
General and Administrative	$806,045	$715,097	$90,948	12.7%
Research and Development	69,421	82,123	(12,702)	(15.5)%
Loss from Operations	875,466	797,220	78,246	9.8%
Net Loss	1,159,986	797,220	362,766	45.5%

Our net losses were $1,159,986 and $797,220 for the three months ended September 30, 2020 and 2019, respectively.

Revenue

We did not generate any revenue in either the three months ended September 30, 2020 or 2019. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize one or more drug candidates in the United States.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of costs related to our personnel and management services agreements, or MSAs. Other significant general and administrative expenses include, accounting and legal services, expenses associated with obtaining and maintaining patents and the expenses related to the issuance of stock options to our President and certain of our scientific and senior advisors. We incurred general and administrative expenses in the three months ended September 30, 2020 and 2019 of $806,045 and $715,097, respectively. We attribute this growth in our general and administrative expenses to a greater level of our business activities (managing our research programs at City of Hope, the NIH and Hebrew University, negotiating and executing our license agreements, pursuing patent protection for our intellectual property, investigating additional business opportunities, retaining new employees and preparing for our initial public offering (“IPO”), including increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies), all of which have increased the amounts payable (i) for compensation and benefits and (ii) to our accounting and legal advisors, offset primarily by a reduction in travel and entertainment expenses due to COVID-19. In this regard, in the three months ended September 30, 2020 compared to the same period in 2019, approximately an additional $51,065 and $195,821 were attributable to increased amounts payable for compensation and benefits to our President and amounts payable for professional services, respectively, offset by a decrease of $86,816 attributable to a reduction in travel and entertainment expenses due to COVID-19.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of fees incurred under our agreements with City of Hope, the NIH and Hebrew University, including the expenses associated with warrants issued in connection with the agreements with Hebrew University. For the three months ended September 30, 2020 and 2019, we incurred research and development expenses of $69,421 and $82,123, respectively. These expenses decreased primarily as a result of a decline in the amounts payable pursuant to certain of our research agreements in accordance with their terms. We plan to increase our research and development expenses for the foreseeable future as we continue the clinical and pre-clinical development of our two lead drug candidates, CO-sTiRNA and MRI-1867, and to further advance the development of our other research and development programs, subject to the availability of additional funding.

Nine Months Ended September 30, 2020 Versus Nine Months Ended September 30, 2019

The following table summarizes our results of operation for the nine months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Operating Expenses:
General and Administrative	$2,087,423	$1,446,519	$640,904	44.3%
Research and Development	7,354,295	279,543	7,074,752	2,530.8%
Loss from Operations	9,441,718	1,726,062	7,715,656	447.0%
Net Loss	9,811,383	1,726,062	8,085,321	468.4%

Our net losses were $9,811,383 and $1,726,062 for the nine months ended September 30, 2020 and 2019, respectively. We anticipate our fiscal year net losses will increase as we continue to advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Revenue

We did not have any revenue during the nine months ended September 30, 2020 or 2019. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize a drug candidate in the United States.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of costs related to our personnel and MSAs. Other significant general and administrative expenses include, accounting and legal services, expenses associated with obtaining and maintaining patents and the expenses related to the issuance of stock options to our President and certain of our scientific and senior advisors. We incurred general and administrative expenses in the nine months ended September 30, 2020 and 2019 of $2,087,423 and $1,446,519, respectively. We attribute this growth in our general and administrative expenses to a greater level of our business activities (managing our research programs at City of Hope, the NIH and Hebrew University, negotiating and executing our license agreements, pursuing patent protection for our intellectual property, investigating additional business opportunities, retaining new employees and preparing for our IPO, including increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies), all of which have increased the amounts payable (i) under our MSAs; (ii) in compensation and benefits; and (iii) to our accounting and legal advisors. In this regard, in the nine months ended September 30, 2020 compared to the same period in 2019, approximately an additional $65,392, $434,260 and $165,746 were attributable to increased amounts payable under our MSAs, compensation and benefits payable to our President and amounts payable for professional services, respectively, offset primarily by a reduction of $92,428 in travel and entertainment expenses due to COVID-19. The increase in compensation and benefits payable to our President is attributable to the fact that our president was hired in August 2019 resulting in compensation and benefits expenses for only two months in the nine months ended September 30, 2019 compared to nine months in the nine months ended September 30, 2020.

Research and Development and Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of fees incurred under our agreements with City of Hope, the NIH and Hebrew University, including the expenses associated with warrants issued in connection with the agreements with Hebrew University. For the nine months ended September 30, 2020 and 2019, we incurred research and development expenses of $7,354,295 and $279,543, respectively. These expenses increased primarily as a result of us entering into the COH License Agreement and SRA relating to CO-sTiRNA, including our related transactions with Bioscience Oncology. The aggregate upfront expenses relating to the COH License Agreement and Bioscience Oncology, which totaled nearly $7.2 million, were recognized in “Research and Development” expenses during the nine months ended September 30, 2020. We plan to increase our research and development expenses for the foreseeable future as we continue the clinical and pre-clinical development of our two lead drug candidates, CO-sTiRNA and MRI-1867, and to further advance the development of our other research and development programs, subject to the availability of additional funding.

Liquidity and Capital Resources

We have incurred losses since our inception and, as of September 30, 2020, we had an accumulated deficit of $13,450,830. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations. We expect to finance our cash needs primarily through equity and debt offerings. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Between June 2020 and September 2020, we issued an aggregate initial principal amount of $2,253,605 of convertible notes (“Convertible Notes”) in a private placement (“Convertible Notes Private Placement”). The Convertible Notes have an annual interest rate of 10% per annum, a scheduled maturity on the earlier of July 31, 2021 or a change of control of the company, and are convertible, including accrued and unpaid interest, into W Warrants at a conversion price of $0.50 per W Warrant. For each $1.00 of initial principal, the purchaser also received one W Warrant. Between February 2020 and June 2020, we issued, on a direct basis, convertible notes and W Warrants on identical terms to those of the Convertible Notes Private Placement in an aggregate initial principal amount of $636,230 for $187,500 in cash with the balance as consideration for legal and management services rendered. Between July 2020 and September 2020, we issued 21,906 Series A Units (“A Units”), each such A Unit comprised of one share of common stock and two W Warrants, for approximately $110,000 in gross proceeds. To enhance our liquidity and capital resources, we have from time to time issued convertible notes and warrants to various parties, including related parties, to satisfy certain fees and other payables. We may also seek to satisfy other obligations and payables through the issuance of additional convertible notes and warrants. On December 18, 2020, we completed an IPO of our common stock at a public offering price of $5.50 per share for aggregate gross proceeds, including our underwriters’ exercise, in full, of their over-allotment option, of $3,162,500. In addition, on January 26, 2021, we priced a $9,000,000 follow-on offering of our common stock at a public offering price of $9.00 per share. We also granted the underwriters a 45-day option to purchase up to an additional 150,000 shares of common stock at the public offering price. The follow-on offering is expected to close on or about January 29, 2021, subject to customary closing conditions.

Since April 18, 2017 (inception) through September 30, 2020, we have funded our operations principally with $5,869,997 in gross proceeds from the sale of convertible notes, common stock, warrants, and units comprised of common stock and warrants, and the exercise of a portion of such warrants. As of September 30, 2020, we had cash of $420,557. In addition, on December 18, 2020, we completed our IPO raising aggregate gross proceeds of $3,162,500. Further, on January 26, 2021, we priced a $9,000,000 follow-on offering of our common stock, which is expected to close on or about January 29, 2021, subject to customary closing conditions.

Future Funding Requirements

We have not generated any revenue. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our drug candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue to research, develop, and seek regulatory approval for, our drug candidates. We expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our drug candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Based on our current financial resources, our expected level of operating expenditures and the net proceeds and/or anticipated net proceeds, respectively, from prior financings (including our IPO) and currently contemplated securities offerings, we believe that we will be able to fund our projected operating requirements for at least the next 12 months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress on our development programs than anticipated. Thereafter, we will need to obtain additional financing to fund future clinical trials for our drug candidates and other expenses. We expect to finance our cash needs primarily through debt and equity offerings. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of additional capital outlays and operating expenditures necessary to complete the development of our drug candidates. Thereafter, we will need to obtain additional financing to fund future clinical trials for our drug candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of our drug candidates’ future clinical studies and future pre-clinical trials, and the clinical development of our drug candidates for other potential indications beyond their initial target indications;

•	the willingness of the FDA and the EMA to accept our future drug candidate clinical trials, as well as our other completed and planned clinical and pre-clinical studies and other work, as the basis for review and approval of our drug candidates;

•	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;

•	the number and characteristics of drug candidates that we pursue, including our drug candidates in future pre-clinical development;

•	the ability of our drug candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs associated with securing and establishing commercialization and manufacturing capabilities;

•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;

•	our ability to maintain, expand and defend the scope of our licensed intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	the duration and spread of the COVID-19 pandemic, and associated operational delays and disruptions and increased costs and expenses; and

•	the economic and other terms, timing and success of any collaboration, licensing or other arrangements into which we may enter in the future.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of debt financings and equity offerings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of debt and equity securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us.

We have considered the spread of the COVID-19 coronavirus outbreak, which the World Health Organization has declared a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and its impact on our employees and vendors, and our ability to raise capital, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance of ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and for all other entities, the amendments arc effective for fiscal years beginning after December 15, 2021, and interim periods within that reporting period. We do not currently hold any leases and therefore adoption of ASU 2016-02 is not expected to have a material impact on our condensed consolidated financial statements and consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, including EGCs, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The company’s early adoption of ASU 2017-11 on January 1, 2019 did not have a material impact on the condensed consolidated financial statements or condensed consolidated financial statements.

As previously noted, we, as an emerging growth company, have elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards, which allows us to defer adoption of certain accounting standards until those standards would otherwise apply to private companies unless otherwise noted.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements or consolidated financial statements as a result of future adoption.

Effect of Inflation and Changes in Prices

We do not believe that inflation and changes in prices will have a material effect on our operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures

The Company, including its principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Control over Financial Reporting

The Company, including its principal executive officer and principal financial officer, reviewed the Company’s internal control over financial reporting, pursuant to Rule 13(a)-15(e) under the Exchange Act and concluded that there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Regulation A Post-Qualification Offering Circular Amendment No. 3 filed with the SEC on January 26, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On July 16, August 5, and September 14, 2020, the Company completed the sale of an aggregate of 21,906 A Units at $5.00 per A Unit for aggregate gross proceeds of $109,530. Each A Unit consists of one share of our common stock and two Series W Warrants, or W Warrants. Each W Warrant is exercisable for one Series B Unit, or B Unit. Each B Unit consists of one share of common stock and one Series Z Warrant, or Z Warrant. Each Z Warrant is exercisable for one share of common stock. The exercise price of the W Warrant is $4.00, and the exercise price of the Z Warrant is $5.00. The W Warrants and Z Warrants will be exercisable commencing on October 1, 2021 and July 1, 2022, respectively. The offering of A Units was conducted pursuant to an Offering Statement qualified by the SEC under Regulation A of the Securities Act of 1933, as amended, for Tier 2 offerings. The Company did not use a placement agent for this offering.

On July 16, August 5, and September 14, 2020, the Company issued Convertible Notes with W Warrants in an aggregate principal amount of $342,005 for aggregate gross proceeds of the same amount. The Convertible Notes have an annual interest rate of 10% and a scheduled maturity on the earlier of July 31, 2021 or a change of control of the Company (the “Maturity Date”). For each $1.00 of initial principal, the purchaser also received one W Warrant. Prior to the Maturity Date, the holder may elect to convert each $1.00 of initial principal amount of Convertible Notes plus accrued and unpaid interest into W Warrants at a conversion price of $0.50 per W Warrant.

On September 28, 2020, the Company issued Convertible Notes in an aggregate principal amount of $252,000 in exchange for 504,000 W Warrants. All of the Convertible Notes were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering”. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

Item 3.   Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant*

3.2	Amended and Restated By-laws of the Registrant *

10.1	2018 Equity Incentive Plan*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document#

101.SCH	Taxonomy Extension Schema Document#

101.CAL	Taxonomy Extension Calculation Linkbase Document#

101.DEF	Taxonomy Extension Definition Linkbase Document#

101.LAB	Taxonomy Extension Label Linkbase Document#

101.PRE	Taxonomy Extension Presentation Linkbase Document#

*	Filed herewith
**	Furnished herewith
#	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPUS BIOPHARMA INC.

Date: January 28, 2021	By:	/s/ Joshua R. Lamstein
		Name:	Joshua R. Lamstein
		Title:	Chairman and Director (Principal Executive Officer)

Date: January 28, 2021	By:	/s/ Robert J. Gibson
		Name:	Robert J. Gibson
		Title:	Vice Chairman, Secretary, Treasurer and Director (Principal Financial Officer)

