Form 10-Q/A
period 2020-09-30
Scopus BioPharma Inc.
filed 2021-02-26
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Scopus BioPharma Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on January 28, 2021 (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Report provides the consolidated and combined financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”), in accordance with the 30-day grace period provided under Regulation S-T for the first quarterly period in which XBRL is required.

The contents of the Form 10-Q have not otherwise been modified or changed. This Amendment No. 1 to Form 10-Q speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 6. EXHIBITS

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	1/28/2021

3.2	Amended and Restated By-laws of the Registrant	10-Q	3.2	1/28/2021

10.1	2018 Equity Incentive Plan	10-Q	10.1	1/28/2021

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Taxonomy Extension Schema Document				X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Docume				X

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPUS BIOPHARMA INC.

Date: February 26, 2021	By:	/s/ Joshua R. Lamstein
		Name:	Joshua R. Lamstein
		Title:	Chairman and Director (Principal Executive Officer)

Date: February 26, 2021	By:	/s/ Robert J. Gibson
		Name:	Robert J. Gibson
		Title:	Vice Chairman, Secretary, Treasurer and Director (Principal Financial Officer)