Form 10-K
period 2020-12-31
Scopus BioPharma Inc.
filed 2021-03-29
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission file number: 001-39788

SCOPUS BIOPHARMA INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1248020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 300
New York, New York	10170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 479-2513

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SCPS	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock, par value $0.001 per share (the “Common Stock”) held by non-affiliates was approximately $119.6 million based upon the December 31, 2020, closing price of $14.84 as reported by the Nasdaq Global Market. The registrant has elected to use December 31, 2020 as the calculation date, which was the last trading date of the registrant’s most recently completed fiscal year, because on June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately held company.

There were 15,727,597 shares of registrant’s Common Stock outstanding as of March 15, 2021.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for registrant’s 2020 Annual Meeting of Stockholders to be filed at a later date are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” described in Item 1A of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should not consider the risks described in Item 1A to be a complete statement of all potential risks and uncertainties. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I

Unless otherwise stated in this Annual Report, “we”, “us”, “our”, “company”, “Scopus” and “Scopus BioPharma” refer to Scopus BioPharma Inc.

Item 1. Business.

Overview

Scopus BioPharma Inc. is a biopharmaceutical company developing transformational therapeutics targeting serious diseases with significant unmet medical needs. Our mission is to improve patient outcomes and save lives. To achieve our mission, we are capitalizing on groundbreaking scientific and medical discoveries at some of the world’s foremost research and academic institutions.

Our lead development program is a novel, targeted immuno-oncology gene therapy for the treatment of multiple cancers. We have partnered with the City of Hope, or COH, for CpG-STAT3siRNA, or CO-sTiRNA™, which is a STAT3 inhibitor gene therapy. Pre-clinical testing at City of Hope was designed to determine whether CO-sTiRNA would reduce growth and metastasis of various pre-clinical tumor models, including melanoma, and colon and bladder cancers, as well as leukemia and lymphoma. Based upon such testing, an investigational new drug application, or IND, for CO-sTiRNA for B-cell lymphoma is currently anticipated to be filed with the United States Food and Drug Administration, or FDA, in H1 2021. We currently anticipate that a first-in-human Phase 1 clinical trial for B-cell lymphoma will commence in H2 2021.

In conjunction with City of Hope, Phase 1 clinical trials for additional cancer indications are being contemplated for CO-sTiRNA in combination with immune checkpoint inhibitors and chimeric antigen receptor T-cells, or CAR-Ts.

Our second lead development program is MRI-1867, a peripherally-restricted, dual-action cannabinoid-1, CB1, receptor inverse agonist and inhibitor of inducible nitric oxide synthase, or iNOS. We have partnered with the National Institutes of Health, or NIH, for MRI-1867 and are initially targeting systemic sclerosis, or SSc. Over-activation of CB1 and iNOS has been implicated in the pathophysiology of SSc, which includes fibrosis of the skin, lung, kidney, heart and the gastrointestinal tract. We are currently continuing to conduct pre-clinical work for MRI-1867 to support an IND filing with the FDA.

We are also partnered with The Hebrew University of Jerusalem, or Hebrew University, on several additional research and development programs. These programs relate to a proprietary opioid-sparing anesthetic and synthesis of novel compounds and new chemical entities, or NCEs.

Recent Developments

Public Offerings

On December 18, 2020, we completed an initial public offering, or IPO, of our common stock at a public offering price of $5.50 per share for aggregate gross proceeds, including our underwriters’ exercise, in full, of their over-allotment option, of $3,162,500, or net proceeds of $1,711,186 after deducting $1,451,314 in offering costs. Our common stock is listed on The Nasdaq Global Market under the symbol “SCPS”.

On February 10, 2021, we completed a follow-on public offering of 1,150,000 shares of our common stock, including the underwriters’ exercise, in full, of their over-allotment option, of our common stock at a public offering price of $9.00 per share of common stock for aggregate gross proceeds of $10,350,000, or estimated net proceeds of approximately $9,150,000 after deducting approximately $1,200,000 in offering costs.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a global pandemic, which continues to spread throughout the United States and around the world. We are continually monitoring the impact of the global pandemic on us, especially since we conduct activities in multiple locations, both in and outside of the United States. These locations are New York City and Los Angeles in the United States and Tel Aviv, Israel. At various times since the onset of the global pandemic, these locations have been severely affected by COVID-19 and, as a result, have been subject to various requirements to stay at home and self-quarantine, as well as constraints on mobility and travel, especially international travel.

In many locations, the primary focus of healthcare providers and hospitals has been to combat the virus. While we continue to advance our development programs, we are also continually assessing the impact of the global pandemic on our product development efforts, including any impact on the timing and/or costs for our clinical trials, IND-enabling work and other research and development activities. There is no certainty as to the length and severity of societal disruption caused by COVID-19. Consequently, we do not have sufficient visibility to predict the impact of the global pandemic on our operations and overall business, including delays in the progress of our planned pre-clinical work and clinical trials, or by limiting our ability to recruit physicians or clinicians to run our clinical trials, enroll patients or conduct follow-up assessments in our clinical trials. Further, the business or operations of our strategic partners and other third parties with whom we conduct business may also be adversely affected by the global pandemic. We continue to monitor the impact of the global pandemic, including regularly reevaluating the timing of our research and development and clinical milestones. In light of the more restrictive constraints on international travel, we continue to adjust program emphasis and prioritization. Until we are able to gain greater visibility as to the impact of the global pandemic, we intend to commit greater resources to our existing and future programs in the United States and are slowing investment in program development outside the United States.

Our Strategic Partners

Our strategic partners for our lead development and other programs are City of Hope, the NIH and Hebrew University. The researchers with whom we are working at each of our strategic partners are leaders in their respective fields.

City of Hope

City of Hope is a world-renowned, independent biomedical research and treatment center for cancer, diabetes, and other life threatening diseases. City of Hope’s unique research and development hybrid of the academic and commercial creates an infrastructure that enables City of Hope researchers and their commercial partners to submit numerous INDs to the FDA each year. In June 2020, we signed an exclusive, worldwide license for CO-sTiRNA.

National Institutes of Health

The NIH is the primary government agency in the United States responsible for biomedical and public health research. The NIH spends approximately $39 billion annually to conduct and fund medical research seeking to enhance health, lengthen life and reduce illness and disability. The NIH is comprised of 27 separate institutes and centers covering different biomedical disciplines. We are working with the Section of Neuroendocrinology of the Laboratory of Physiologic Studies, which are part of the National Institute on Alcohol Abuse and Alcoholism, or NIAAA. We own an exclusive, worldwide license from the NIH to three patents covering a series of novel dual-action CB1 receptor inverse agonists, which includes MRI-1867.

The Hebrew University of Jerusalem

Hebrew University has been a pioneer in the research of the ECS for over 50 years. To better integrate and coordinate its extensive research in this area, in April 2017, Hebrew University established the MCCR. The MCCR is staffed by eminent scientists and medical doctors from a variety of faculties at Hebrew University and Hadassah University Medical Center. To date, we entered into two MOUs and have executed two exclusive, worldwide licenses in connection with these programs covering the research results and any resulting patents.

Our Drug Candidates

Gene Therapy — STAT3 Inhibitor

Our licensed gene therapy, or CO-sTiRNA, is a dual-action STAT3 inhibitor. STAT3 is a gene that drives tumor cell growth and anti-tumor immune suppression. CO-sTiRNA is a highly selective and targeted gene therapy that is designed to silence the activity of the STAT3 gene by way of RNA interference. CO-sTiRNA is also designed to stimulate TLR9 receptors and to activate the body’s immune defense to recognize and kill cancer cells.

Cancer is caused by genetic mutations that result in the uncontrolled division and proliferation of abnormally functioning cells. The STAT3 gene plays a fundamental role in cell growth and division, cell movement and apoptosis in both tumor cells and tumor associated immune cells. Studies suggest that many cancers depend on the activity of STAT3 to survive and proliferate. The ability to selectively and temporarily silence STAT3 is highly desirable for certain cancer therapies.

We are working with Dr. Hua Yu and Dr. Marin Kortylewski at City of Hope. Dr. Yu is the Billy and Audrey L. Wilder Professor in Tumor Immunotherapy, Associate Chair/Professor in the Department of Immuno-Oncology, and Co-Leader of the Cancer Immunotherapeutics Program. Dr. Kortylewski is an Associate Professor in the Department of Immuno-Oncology. Drs. Yu and Kortylewski are both leading experts in the role of STAT3 in tumor angiogenesis and tumor immune evasion and in oligonucleotide-based cancer immunotherapies and developed CO-sTiRNA. The strategy to pursue STAT3 inhibition was developed based on seminal discoveries by Dr. Yu and her team defining the key role of STAT3 in cancer cell survival and immune tolerance, combined with pioneering work by Dr. Kortylewski and his team on STAT3 targeting using TLR9-targeted delivery of siRNA oligonucleotide therapeutics into immune cells.

Multiple studies, including those conducted at City of Hope, have indicated STAT3 as a promising target in non-Hodgkin’s lymphoma. There is growing evidence linking B-cell non-Hodgkin lymphomas to persistent activation of STAT3. Pre-clinical testing at City of Hope was designed to determine whether CO-sTiRNA would reduce growth and metastasis of various cancers, including lymphoma, leukemia, and solid tumors including melanoma, and colon and bladder cancers. Pre-clinical studies in City of Hope laboratories indicated that intratumoral injection of CO-sTiRNA combined with radiation therapy, or RT, may prove to be efficacious in eradicating established tumors in pre-clinical models of human and mouse B-cell lymphoma. The therapeutic effect of CO-sTiRNA combined with RT may likely result from a two-pronged effect, reducing survival signaling in lymphoma cells, as well as decreasing tolerogenic/proangiogenic effects of the tumor microenvironment post-RT.

Local administration of CO-sTiRNA with RT resulted in complete rejection of mouse syngeneic B-cell lymphoma and significant growth inhibition of xenotransplanted tumors. Thus, the combination of local radiation and intratumoral injection of CO-sTiRNA may represent a novel approach to elicit an anti-tumor immune response in the host.

License Agreement and Sponsored Research Agreement

In June 2020, we entered into a license agreement with City of Hope, or COH License Agreement. In addition to the COH License Agreement, we also entered into a Sponsored Research Agreement, or SRA, relating to on-going research and development activities in collaboration with City of Hope. We obtained the right to negotiate the COH License Agreement with City of Hope from Bioscience Oncology Pty. Ltd., or Bioscience, which held the exclusive underlying right to negotiate the COH License Agreement. Simultaneously with the execution of the COH License Agreement, we also closed on related transactions with Bioscience and certain related parties (together with the COH License Agreement, the “Transactions”). In connection with the Transactions, we paid City of Hope and Bioscience aggregate consideration and expense reimbursements at closing of approximately $455,000 in cash and issued 1,466,667 shares of our common stock together with 959,308 Series W Warrants, or W Warrants. We are also obligated to pay additional consideration in cash and common stock, in some cases upon satisfaction of certain milestones.

National Institutes of Health Program

We own an exclusive, worldwide license from the NIH to three patents covering a series of cannabinoid receptor mediating compounds developed by Dr. George Kunos, Scientific Director of the National Institute on Alcohol Abuse and Alcoholism of the NIH and leading researcher on endocannabinoids and the endocannabinoid system.

These novel dual-action cannabinoid receptor mediating compounds are proprietary NCEs that are CB1 receptor antagonists and inhibitors of inducible nitric oxide synthase, or iNOS. Over activation of CB1 and iNOS has been implicated in the pathophysiology of SSc, which includes fibrosis of the skin, lung, kidney, heart, and the gastrointestinal tract.

Our license enables us to use these cannabinoid receptor mediating compounds for the commercial development as a new therapeutic for the treatment of SSc and other skin fibrotic diseases.

Systemic Sclerosis

SSc is a chronic, systemic autoimmune disease characterized by activation of innate and adaptive immune systems, an obliterative, proliferative vasculopathy of small blood vessels, and fibrosis of the skin and multiple internal organs. Approximately 90,000 people in the United States and Europe have SSc. The disease affects mainly adults (80% of SSc patients are women) with mean age of onset about 46 years of age in the United States. Based on these patient population characteristics, SSc is classified as an orphan indication.

SSc can affect multiple internal organs in the body, including the lungs, heart, kidneys, joints, muscles, esophagus, stomach and intestines. Clinically apparent organ involvement that occurs in more than a third of these patients includes thickened skin, Raynaud’s phenomenon, esophageal symptoms, pulmonary fibrosis, restrictive lung disease, edematous skin, joint contractures, digital ulcers, and muscle weakness.

Less frequently occurring, yet life-threatening manifestations include pulmonary artery hypertension (about 1 in 5 patients), cardiac conduction blocks (about 1 in 10 patients), and renal crisis (about 1 in 50 patients). In the United States, SSc is the most-deadly of the systemic autoimmune diseases. The median disease duration for an individual who dies of SSc is 7.1 years from the onset of symptoms. About 85% of deaths caused by SSc are the result of pulmonary fibrosis, pulmonary artery hypertension, or cardiovascular disease, such as sudden death.

Currently, there are no FDA-approved therapies specifically for SSc, although therapies have been approved for the pulmonary artery hypertension associated with this disease. Immunosuppressants with significant toxicities are commonly used to treat SSc, however, as far as we know, there is a general absence of clinical data to support their use.

We believe there is general agreement in the SSc community that an effective anti-inflammatory and anti-fibrotic drug would address a significant unmet medical need in SSc, especially a drug that is orally administered, can be used chronically with other commonly prescribed medications for SSc, and is not immunosuppressive. We believe such a therapy would be positively received by the market.

MRI-1867

We are developing the cannabinoid receptor mediating compound, MRI-1867, for the treatment of SSc. MRI-1867 is a rationally designed, orally available, dual-action, hybrid, small molecule that is an inverse agonist of the endocannabinoid system/CB1 receptor, or CB1, as well as an inhibitor of the iNOS system. To date, MRI-1867 has demonstrated numerous positive characteristics in pre-clinical animal model testing.

Specifically, NIH researchers have indicated that MRI-1867 has druggable pharmacodynamic, pharmacokinetic and stability properties using non-GLP in vitro and in vivo animal testing. Further, in vivo testing conducted by the NIH (published in peer review journals) has, in relevant animal models, demonstrated successfully that, compared to a placebo, MRI-1867 has both slowed the progression of fibrosis and attenuated pre-existing fibrosis in two organs (liver and lungs) with highly potent and selective antagonism of both CB1 and iNOS. Importantly, in vivo animal studies have also demonstrated that MRI-1867 did not cross the blood brain barrier, eliminating the potential for adverse CNS side effects which can be present with other cannabinoids that bind to receptors in the brain. MRI-1867 has also exhibited sufficient bioavailability with oral delivery and supported once daily dosing.

Cooperative Research and Development Agreement

We have entered into a CRADA with NIH. A CRADA, which is authorized under 15 U.S.C. §3710a, allows a federal laboratory to undertake joint research and development activities with a non-federal party. Under the CRADA, we are advancing the research undertaken to date in connection with the potential therapeutic benefits of using MRI-1867 as a treatment for SSc. The research being conducted under the CRADA is being carried out by Dr. Kunos and his team at NIH. Preliminary in vivo studies demonstrated a reduction in pre-existing fibrosis as compared to placebo in the treatment of bleomycin-induced skin fibrosis. Our company is funding Dr. Kunos’ research over a two-year period under a proprietary research plan. The cost to our company is approximately $240,000 for the two-year study.

Development Plan

Based on the published data for MRI-1867 in liver and lung fibrosis and the preliminary positive data in skin fibrosis generated under the CRADA, we intend to commence additional studies to support an IND submission to the FDA for MRI-1867. Prior to this submission, our company plans to file a pre-IND meeting request with FDA to confirm that the planned chemistry, manufacturing, and controls, or CMC, and non-clinical tasks will support the initiation of a Phase 1 clinical trial. By doing so, we may receive feedback from the FDA that will enable us to modify the development plan for MRI-1867 early on, expediting the overall development process and avoiding a waste of resources. Additionally, given the significant unmet clinical need and lack of an FDA-approved treatment for SSc, we also plan to submit an orphan drug designation request for MRI-1867 for the treatment of SSc. We plan to file an IND for MRI-1867 in 2021. We continue to adjust our program emphasis and prioritization and we are slowing investments in programs outside of the United States. Accordingly, until we are able to gain visibility as to the impact of the global pandemic, we are revising our planning relating to the timing for filing an IND for MRI-1867 with the FDA.

Hebrew University Programs

We are working with leading researchers at Hebrew University on three projects, which seek to identify novel cannabinoid-based therapeutics for development. These projects are being conducted pursuant to the MOUs between us and Yissum Research Development Company of the Hebrew University, which we refer to as Yissum. Under these MOUs, we are responsible for funding the costs of prescribed research projects. This research is conducted under the auspices of a named researcher. We have the exclusive right to negotiate for licenses of the intellectual property resulting from this research, including any patents that are filed. To date, we have executed two licenses in connection with these MOUs.

Proprietary CBD-mediated, Opioid-sparing Anesthetics

In collaboration with Dr. Alexander Binshtok of Hebrew University, we are evaluating the CBD-mediated activation of nociceptive, transient receptor potential cation channels, or TRPV1 and TRPA1 channels, for painless pain-selective anesthesia. Dr. Binshtok is studying the effects of approved anesthetics in combination with CBD on sodium currents and action potential. The research will be carried out, under our company’s sponsorship and supervision, by Dr. Binshtok and his team at Hebrew University.

In a previous study, Dr. Binshtok discovered that the injection of capsaicin, a TRPV1 and TRPA1 channel activator, in combination with QX-314, a lidocaine derivative, in-vivo effectively silenced pain and itch. Building upon these prior results, our sponsored research program with Dr. Binshtok was designed to determine whether CBD, a TRPV1 and TRPA1 channel activator, could be used as an alternative to capsaicin in combination with chloroprocaine, an approved anesthetic, to result in painless selective long-term pain relief without paralytic, autonomic or neurotoxic side effects.

Based on the foregoing, we are currently working with Dr. Binshtok to optimize potential treatment regimens, as well as to conduct safety and efficacy studies. We believe that our proprietary combinations of CBD with approved anesthetics may be eligible for the FDA’s 505(b)(2) development pathway; provided, however, there can be no assurance that we will be able to avail ourselves of such pathway. This pathway was introduced to avoid duplication of studies already performed on drug compounds, in this case both CBD and the anesthetics, and would significantly reduce the future time and costs associated with clinical development.

We believe our proprietary combinations of CBD with approved anesthetics would be applicable in multiple clinical settings including:

•        opioid-sparing post-operative pain management

•        nerve block anesthesia

•       epidural anesthesia during childbirth (i.e., pain relief while retaining the ability to “push”)

•       spinal anesthesia, particularly in patients susceptible to low blood pressure (e.g., the elderly)

•       dental anesthesia

•       inflammatory, cancer and neuropathic pain and itch

Each of these potential applications represents a significant market opportunity in the United States, as well as globally.

Additionally, we believe that opioid-sparing, pain-selective anesthetics may also reduce the need for the use of highly-addictive opioids in tandem with anesthetics or for general stand-alone pain management helping to address a growing opioid epidemic in the United States. According to the Center for Disease Control and Prevention, or CDC, there were nearly 30,000 overdose deaths related to opioids in 2017. The U.S. Federal Government budgeted approximately $4.6 billion for 2018 to combat the growing opioid epidemic. Given the growing health and economic impact of opioids, we believe an opioid-sparing anesthetic, such as those in our novel class of pain-selective anesthetics, would be well-received by the market and may be considered for an expedited review by the FDA.

Synthesis of Novel Cannabinoids

In collaboration with Dr. Dmitry Tsvelikhovsky of Hebrew University, we are pursuing two programs seeking to synthesize novel cannabinoids: cannabinoid-based dual-action compounds and novel chemical derivatives based upon the molecular structure of existing cannabinoids. Both of these programs are intended to provide us with a series of proprietary NCEs for evaluation as potential drug candidates.

Cannabinoid-based Dual-action Compounds

Our first program seeks to create new dual-action, cannabinoid-based hybrid NCEs which improve upon the efficacy, side effects or a combination of both compared to FDA-approved drugs and other promising drug candidates currently under development. Our initial strategy is to focus on indications that have been proven to be responsive to cannabinoids and cannabinoid therapeutics such as certain metabolic, autoimmune and inflammatory diseases. Once we have completed the synthesis portion of our program, we will contract with third-party CROs to perform in vitro receptor binding assays to determine which indications these compounds may address. Based on the results of these receptor binding assays, we will decide which compounds to advance in vivo testing and which compounds would benefit from further chemical refinement. We are initially targeting the creation of approximately four new proprietary compounds as part of this program.

Novel Chemical Derivatives of Existing Cannabinoids

Our second program seeks to create novel derivatives of two cannabinoids, CBG (which is a precursor to CBD and THC) and THCV, which we intend to evaluate for their potential therapeutic benefits. We are initially targeting the creation of approximately four and ten new proprietary CBG and THCV compounds, respectively, as part of this program.

CBG is a non-psychoactive cannabinoid found in cannabis that is believed to boost anandamide, a naturally occurring endocannabinoid that increases dopamine levels and is responsible for regulating various bodily functions related to mood, sleep and appetite. In addition, CBG is also believed to be a possible inhibitor of the psychoactive effects of THC. CBG is believed to have potential benefits in the areas of pain relief, inflammatory bowel disease/colitis, anti-cancer and anti-bacterial activities, neurodegenerative diseases (e.g., Huntington’s disease), cachexia, depression, overactive bladder and various forms of epilepsy.

THCV is a psychoactive cannabinoid found in cannabis that shares a similar molecular structure to THC. Despite the structural similarities to THC, the psychoactive properties of THCV are more difficult to define. In low doses, THCV is believed to be an antagonist of the CB1 receptor. In high doses, however, THCV is believed to be an agonist of the CB1 receptor similar to THC. Unlike THC, which increases appetite, THCV has the opposite effect of suppressing appetite making it a popular research target for weight loss and diabetes drugs. Further, THCV is also believed to have anti-inflammatory, anti-anxiety and anti-seizure properties, as well as being effective at reducing tremors associated with central nervous system conditions such as amyotrophic lateral sclerosis, or ALS, Parkinson’s disease and Alzheimer’s disease.

That fact that CBG and THCV already demonstrate biological activity gives us reason to believe that their derivatives will also be biologically active. These derivatives may also demonstrate different biological activity than their respective parent compounds.

Once we complete the chemical design and synthesis of these derivative cannabinoid compounds, we intend to test them in in vitro receptor binding assays to determine the best potential indications for further development.

Commercialization

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We may build our own commercial infrastructure or utilize contract reimbursement specialists, sales people, medical education specialists, distribution or other collaboration arrangements and take other steps to establish the necessary commercial infrastructure at such time as we believe that one of our drug candidates is approaching marketing approval.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions. Many of our potential competitors have substantially greater financial, scientific, technical, intellectual property, regulatory and human resources than we do, and greater experience than we do commercializing products and developing drug candidates, including obtaining FDA and other regulatory approvals for drug candidates. Consequently, our competitors may develop products for indications we pursue that are more effective, better tolerated, more widely-prescribed or accepted, more useful and less costly, and they may also be more successful in manufacturing and marketing their products. We also face competition from third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients for clinical trials and in identifying and acquiring or in-licensing new products and drug candidates.

Intellectual Property

The proprietary nature of, and protection for, our drug candidates and our discovery programs, processes and know-how are important to our business. We need to rely upon our licensors to obtain patent protection in the United States and internationally for our drug candidates and our discovery programs, and any other inventions to which we have rights under our license agreements, where available and when appropriate. To the extent we will be able to do so, our policy will be to work with our licensors to pursue, maintain our licensed patents and defend patent rights and to protect the technology, inventions and improvements that are commercially important to the development of our business. We will also rely on trade secrets that may be important to the development of our business.

Our commercial success will depend in part on obtaining and maintaining patent protection by collaborating with our licensors and trade secret protection of our current and future drug candidates and the methods used to develop and manufacture them, as well as successfully defending any patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of pending patent applications our licensors file or with respect to any patent applications our licensors file in the future, nor can we be sure that any existing patents or any patents that may be granted in the future upon which we rely will be commercially useful in protecting our drug candidates, discovery programs and processes. For this and more comprehensive risks related to our licensed intellectual property, please see “Risk Factors — Risks Relating to Our Intellectual Property.”

Intellectual Property Licenses

We acquired exclusive, worldwide rights from City of Hope for CO-sTiRNA, including the patent rights and associated know-how. Under the COH License Agreement, we are required to commercially develop CO-sTiRNA, including through all phases of clinical trials, and to eventually obtain marketing approval. Upon the grant of the COH License Agreement, we paid City of Hope an upfront license fee and reimbursed certain patent fees and expenses in an aggregate amount of approximately $284,000, and issued 200,000 shares of our common stock and 47,965 of our W warrants. Over the course of the COH License Agreement, we are required to attain certain diligence milestones and are obligated to raise a prescribed amount of capital to support the costs associated with development of CO-sTiRNA. We also are required to make development milestone payments, which total approximately $3.5 million in the aggregate, for each indication. These milestone payments are tied to achieving certain clinical milestones and obtaining marketing approvals. We also must make sales milestone payments tied to achieving net sales starting at $50 million in a year up to $1 billion in a year, which payments total $57.5 million in the aggregate. We are also subject to paying base royalties on sales, such royalty rate being a mid-single digit percentage of sales, subject to minimum annual royalties. Royalty terms are determined on a country-by-country basis and extend to the later of 15 years following the expiration of patent protection in such country or, in cases of know-how, 15 years from the first commercial sale. Starting in 2021, we also must pay an annual license maintenance fee, such fee being less than $50,000 per year, which will be a credit against base royalties in a license year once we become obligated to pay such royalties in a license year. The COH License Agreement is subject to termination upon an uncured material breach by either party or our bankruptcy.

Through our wholly-owned subsidiary, Vital Spark, Inc. or VSI, we own a license from the NIH, pursuant to which we have an exclusive, worldwide rights with respect to three patents related to cannabinoid receptor mediating compounds for use in connection with SSc. We are required under the license agreement to use reasonable commercial efforts to bring the licensed products and licensed processes to practical application, which includes adhering to an agreed upon commercial development plan and meeting certain performance benchmarks. Upon execution of the license agreement, we paid a license fee and reimbursed certain patent fees and expenses in an aggregate amount of approximately $120,000. In addition, we are required to pay to NIH minimum annual royalties, such minimum amount being $25,000 per year, which are credited against any earned royalties on product sales, such royalty rate being less than 5% of product sales. We are also obligated to pay royalties in connection with the achievement of certain prescribed milestones tied to clinical development and market approvals in prescribed countries. Such milestone payments total approximately $2,100,000 in the aggregate. We are responsible for funding the patent prosecution costs NIH incurs for the patents licensed to us. We have the right to surrender the license in any country for which we determine not to fund patent prosecution costs.

We have two license agreements with Yissum. The first is to the patent and associated research results relating to the CBD combinations with approved anesthetics resulting from our MOU with Dr. Binshtok. The second is to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of CBG and THCV resulting from our MOU with Dr. Tsevlikhovsky. Under the first license agreement and under the second license agreement, solely with respect to regulated products, we have agreed to pay milestone payments upon achievement of certain clinical development and product approval milestones. The first of these payments is due upon dosing of the first patient in the first in-human clinical trial. The second becomes due upon the dosing of the first patient in a pivotal PhaseIIb/ Phase III trial. The last three payments are tied to marketing approvals in the United States and in other countries. These milestone payments total approximately $1,225,000 in the aggregate for each license agreement. We will also pay percentage royalties tied to sales of any drug product that may arise in the future based upon the licensed patent. Such percentage royalty rate is less than 5% of product sales. This license is worldwide subject, however, to our funding patent prosecutions on a country by country basis. We have agreed, at a minimum, to fund patent prosecutions in the United States, Canada, Japan, China, India, the United Kingdom, Germany and France. In addition, under our second license agreement, as for non-regulated products, we have agreed to pay two milestone payments totaling $100,000, the first payment being due upon establishing the commercial optimization of any product we develop and the second upon developing a small-scale pilot manufacturing plant. The royalty rate for non-regulated products is 60% of the percentage royalty rate for regulated products.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for final manufacture. We intend to rely, on third parties for the manufacture of our drug candidates for future pre-clinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize.

For our future drug candidates, we aim to identify and qualify manufacturers and researchers to provide the application program interface, or API, and fill-and-finish services prior to submission of an NDA to the FDA. We expect to continue to fund the development of drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Marketing

Given our stage of development, we have not yet established marketing capabilities. We may perform marketing functions ourselves or through third parties, or may take other steps to establish the necessary marketing infrastructure if any of our drug candidates are approved.

Government Regulation and Product Approval

Governmental authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our drug candidates must be approved by the FDA through the NDA, process before they may be legally marketed in the United States and by the European Medical Associate, or EMA, through the Marketing Authorization Application, or MAA, process before they may be legally marketed in Europe. Our drug candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Regulation of Cannabis and Cannabinoids

We intend to pursue FDA approval, as well as other U.S. and non-U.S. regulatory approvals, for our proprietary drug candidates. We believe that the rigorous safety and efficacy testing required to obtain FDA approval will distinguish our drugs from the proliferation of commoditized cannabinoid products in the marketplace. FDA approval will also allow us to legally market our drugs with claims of therapeutic benefit for specific diseases and indications which cannot be done with non-FDA approved products. Finally, obtaining approval will allow us to overcome the legal obstacles that exist under state and federal laws to the marketing, selling and transportation of cannabinoids and cannabinoid associated products. By pursuing this strategy, we hope to gain a competitive advantage over non-approved products and encourage healthcare providers to prescribe our products for the diseases and indications for which our products are intended at higher prices when compared to non-approved products.

DEA Regulation

Cannabis, cannabis extracts and some cannabinoids are regulated as “controlled substances” as defined in the CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Cannabis, cannabis extracts and some cannabinoids are listed by the DEA as Schedule I controlled substances under the CSA, except that the DEA has de-scheduled CBD included in Epidiolex. The manufacture, shipment, storage, sale and use of such Schedule I controlled substances are subject to a high degree of regulation. Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. The registered entity must maintain records for the handling of all controlled substances, and must make periodic reports to the DEA. These include, for example, distribution reports for Schedule I and II controlled substances, Schedule III substances that are narcotics, and other designated substances. The registered entity must also report thefts or losses of any controlled substance, and obtain authorization to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. In the event of non-compliance, the DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

State Regulation

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including Boards of Pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition.

The Single Convention on Narcotics Drugs 1961

Many countries, including the United States, are parties to the 1961 Single Convention on Narcotic Drugs, or the Single Convention, which is an international treaty that governs international trade and domestic control of narcotic substances, including cannabis and cannabis extracts. The Single Convention requires all parties to take measures to limit the production, manufacture, export, import, distribution of, trade in, and use and possession of cannabis exclusively to medical and scientific purposes. In particular, the Single Convention requires member countries to establish a government agency to oversee the cultivation of marijuana and establish a monopoly on the wholesale trade of marijuana, and it provides that this role must be filled by a single government agency if the member country’s constitution so permits.

National Institute on Drug Abuse

Pursuant to the Single Convention, National Institute on Drug Abuse, or NIDA, oversees the cultivation of research-grade cannabis for medicinal research on behalf of the United States Government. NIDA has historically fulfilled this obligation through a contract that it administers with University of Mississippi, or UM. UM has been the sole NIDA contractor to grow cannabis for research purposes since 1968. The contract is open for competitive bidding at periodic intervals. Since 1999, the term of the contract has been five years. UM engaged in a competitive bidding process for the next contract interval and was awarded the contract in 2015. Under the NIDA contract, UM grows, harvests, stores, ships and analyzes cannabis of different varieties, as NIDA requires. In August 2016 the DEA announced that it would consider granting registrations for the cultivation of cannabis for research and development purposes outside of the NIDA contract process. We are not aware of any entity that has received such a registration under this process.

UM has represented that it also grows cannabis for purposes of researching cannabis extracts, and has in the past grown cannabis, purified cannabis extracts, and distributed extracts for purposes of developing drug candidates, separate and apart from its contract with NIDA. UM has indicated that it conducted these activities pursuant to separate registrations from the DEA and that it plans to seek the necessary additional DEA registrations to conduct the contemplated activities in connection with our partnership, in compliance with applicable law and the United States’ obligations under the Single Convention. However, there is a risk that regulatory authorities may disagree and decline to authorize UM to engage in these activities.

United States Food and Drug Administration Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•       refusal to approve pending applications;

•       withdrawal of an approval;

•       imposition of a clinical hold;

•       warning letters;

•       product seizures;

•       total or partial suspension of production or distribution; or

•        injunctions, fines, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•       completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLPs, or other applicable regulations;

•       submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin;

•       performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of the proposed drug for its intended use;

•       submission to the FDA of an NDA;

•       satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•       FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it will enter the pre-clinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND, and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•       Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•       Phase 2. Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•       Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new drug. If a Phase 2 clinical trial is the subject of discussion at the end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

According to published guidance on the SPA process, a sponsor which meets the prerequisites may make a specific request for a SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing commercial quantities of the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug and the manufacturer must develop methods for testing the quality, purity and potency of the drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its proposed shelf-life.

The results of product development, nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for the approval of a drug on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval, which is described in Subpart H of 21 CFR Part 314, provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a drug candidate receiving accelerated approval perform post-marketing clinical trials.

In the recently enacted Food and Drug Administration Safety and Innovation Act, or FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law requires the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes.

The Hatch-Waxman Act

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement, certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent.

If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA or 505(b)(2) application seeking approval of a drug that references a version of the NCE drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) application that includes the change.

An ANDA or 505(b)(2) application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification and thus no ANDA or 505(b)(2) application may be filed before the expiration of the exclusivity period.

For a botanical drug, the FDA may determine that the active moiety is one or more of the principal components or the complex mixture as a whole. This determination would affect the utility of any five-year exclusivity as well as the ability of any potential generic competitor to demonstrate that it is the same drug as the original botanical drug.

Five-year and three-year exclusivities do not preclude FDA approval of a 505(b)(1) application for a duplicate version of the drug during the period of exclusivity, provided that the 505(b)(1) applicant conducts or obtains a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase — the time between IND submission and NDA submission — and all of the review phase — the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the PTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $500,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. We intend to apply for orphan drug designation for MRI-1867 for SSc and any other of our drug candidates that we develop for diseases or conditions that satisfy the requirements for orphan drug designation. There can be no assurance that we will receive orphan drug designation for MRI-1867 for SSc, or any other drug candidates that we may develop for the treatment of SSc or other orphan diseases.

Pediatric Exclusivity and Pediatric Use

Under the Best Pharmaceuticals for Children Act, or BPCA, certain drugs may obtain an additional six months of exclusivity, if the sponsor submits information requested in writing by the FDA, or a Written Request, relating to the use of the active moiety of the drug in children. The FDA may not issue a Written Request for studies on unapproved or approved indications or where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.

To receive the six-month pediatric market exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies in accordance with a written agreement with the FDA or, if there is no written agreement, in accordance with commonly accepted scientific principles, and submit reports of the studies. A Written Request may include studies for indications that are not currently in the labeling if the FDA determines that such information will benefit the public health. The FDA will accept the reports upon its determination that the studies were conducted in accordance with and are responsive to the original Written Request or commonly accepted scientific principles, as appropriate, and that the reports comply with the FDA’s filing requirements.

In addition, the Pediatric Research Equity Act, or PREA, requires all applications (or supplements to an application) submitted under section 505 of the FDCA (21 U.S.C. Section 355) for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to contain a pediatric assessment unless the applicant has obtained a waiver or deferral. It also authorizes the FDA to require holders of approved NDAs for marketed drugs to conduct pediatric studies under certain circumstances. In general, PREA applies only to those drugs developed for diseases and/or conditions that occur in both the adult and pediatric populations. Products intended for pediatric-specific indications will be subject to the requirements of PREA only if they are initially developed for a subset of the relevant pediatric population.

As part of the FDASIA, Congress reauthorized both BPCA and PREA, which were slated to expire on September 30, 2012, and made both laws permanent.

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

•        record-keeping requirements;

•        reporting of adverse experiences with the drug;

•        providing the FDA with updated safety and efficacy information;

•       drug sampling and distribution requirements;

•        notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and

•       complying with FDA promotion and advertising requirements.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to regulations of other countries governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

In the European Union, our future products may also be subject to extensive regulatory requirements. Similar to the United States, the marketing of medicinal products is subject to the granting of marketing authorizations by regulatory agencies. Also, as in the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls.

Medicinal products require a marketing authorization before they may be placed on the market in the European Economic Area, or EEA, comprising the member states of the European Union as well as Iceland, Liechtenstein and Norway. There are various application procedures available, depending on the type of product involved. The centralized procedure gives rise to marketing authorizations that are valid throughout the EEA. Applicants file marketing authorization applications with the European Medicines Agency, or EMA, where they are reviewed by a relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use, or CHMP. The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. The centralized procedure is compulsory for medicinal products that (1) are derived from specified biotechnology processes, (2) contain a new active substance (not yet approved on November 20, 2005) indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, viral diseases or autoimmune diseases and other immune dysfunctions, (3) are orphan medicinal products or (4) are advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products). For medicines that do not fall within these categories, an applicant may voluntarily submit an application for a centralized marketing authorization to the EMA, as long as the CHMP agrees that (i) the medicine concerned contains a new active substance (not yet approved on November 20, 2005), (ii) the medicine is a significant therapeutic, scientific, or technical innovation, or (iii) if its authorization under the centralized procedure would be in the interest of public health.

For those medicinal products for which the centralized procedure is not available, the applicant must submit marketing authorization applications to the national medicines regulators through one of three procedures: (1) a national procedure, which results in a marketing authorization in a single EEA member state; (2) the decentralized procedure, in which applications are submitted simultaneously in two or more EEA member states; and (3) the mutual recognition procedure, which must be used if the product has already been authorized in at least one other EEA member state, and in which the EEA member states are required to grant an authorization recognizing the existing authorization in the other EEA member state, unless they identify a serious risk to public health.

Marketing authorization applications must usually include the results of clinical trials. Clinical trials of medicinal products in the EEA must be conducted in accordance with EEA and national regulations and the International Conference on Harmonization guidelines on GCP. Prior to commencing a clinical trial in a particular EEA member state, the sponsor must obtain a clinical trial authorization from the competent authority and a positive opinion from an independent ethics committee.

In the EEA, companies developing a new medicinal product must agree a Pediatric Investigation Plan (PIP) with the EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, e.g., because the relevant disease or condition occurs only in adults. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date.

Reimbursement

Sales of any product we successfully develop will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approved as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our drug candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, is expected to have a significant impact on the health care industry. ACA is expected to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot predict the impact of ACA on pharmaceutical companies, as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, some members of the U.S. Congress have been seeking to overturn at least portions of the legislation and we expect they will continue to review and assess this legislation and alternative health care reform proposals. Any legal challenges to ACA, as well as Congressional efforts to repeal ACA, add to the uncertainty of the legislative changes enacted as part of ACA.

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Employees

Our executive management consists of four members, one of whom, our President, is employed pursuant to an employment agreement, and three of whom provide services to us pursuant to a management services agreement, or MSA.

The executive services of our Chairman, Vice Chairman and Executive Committee Chairman are provided to us pursuant to an MSA, or Portfolio Services MSA, between HCFP/Portfolio Services LLC, or Portfolio Services, and us. Upon closing of the Transactions and as contemplated thereby, we entered into an MSA with an affiliate of Paul E. Hopper, or Hopper MSA. As further contemplated by and in connection with the Transactions, Mr. Hopper assumed the position of Co-Chairman. In connection with Mr. Hopper’s need to commit greater time to another biopharmaceutical company, unrelated to us, undertaking a series of financing transactions, including an IPO, Mr. Hopper resigned as our Co-Chairman. We intend to replace the pre-existing MSA for services relating to Dr. Morris C. Laster and the Hopper MSA, although there can be no assurance that we will actually enter into any such MSAs. Mr. Hopper continues to serve as a non-officer and non-employee director of the company.

Our executive officers are supported by additional personnel associated with the entities that provide services to the company pursuant to our management services agreements. We also utilize consultants in the ordinary course of business with expertise in various aspects of the drug development process.

Item 1A. Risk Factors.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Annual Report and our other filings with the SEC, before making a decision to invest in our common stock. Investors should be aware that it is not possible to predict or identify all such factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. If any of the following risk factors actually occur, our business, financial condition, results of operations and prospects could suffer.

Risks Relating to Our Business and Strategy

The novel coronavirus could have a material adverse impact on our business, results of operations, financial condition, cash flows or liquidity.

We note that the spread of the novel coronavirus, which causes the disease now known as COVID-19 (the “Coronavirus”), is a rapidly evolving public health emergency with global implications and at present we, as is common across industries and geographies, recognize that we could be adversely affected by a range of factors and developments, largely beyond our control, and we are unable to predict the outcomes of this even on a short-term basis. We continue to monitor the situation, among other objectives, to assess the impact of developments on our financial condition, results of operations, cash flows and liquidity.

We currently are unable to predict the duration and severity of the spread of the Coronavirus, and responses thereto, on our business and operations, and on our results of operations, financial condition, cash flow and liquidity, as these depend on rapidly evolving developments, which are highly uncertain and will be a function of factors beyond our control, such as the speed of contagion, the implementation of effective preventative and containment measures, the development of effective medical solutions, the timing and scope of governmental restrictions on public gatherings, mobility and other activities, financial and other market reactions to the foregoing, and reactions and responses of the populace both in affected regions and regions yet to be affected. While we expect we will suffer adverse effects, the more severe the outbreak and the longer it lasts, the more likely it is that the effects on us and our business will be materially adverse.

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in the United States, Europe and other jurisdictions, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the drug candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing drugs for diseases that we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in our target disease areas. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than our drug candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our pre-clinical and clinical trials;

•	our ability to recruit and enroll patients for clinical trials;

•	the efficacy, safety and reliability of our drug candidates;

•	the speed at which we develop drug candidates;

•	our ability to design and successfully execute appropriate clinical trials;

•	our ability to maintain a good relationship with regulatory authorities;

•	the timing and scope of regulatory approvals, if any;

•	our ability to commercialize and market any of our drug candidates that receive regulatory approval;

•	the price of our products;

•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;

•	our ability to protect our intellectual property rights related to our products;

•	our ability to manufacture and sell commercial quantities of any approved products to the market; and

•	acceptance of our drug candidates by physicians and other health care providers.

If our competitors market products that are more effective, safer or less expensive than our future products, if any, or that reach the market sooner than our future products, if any, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our drug candidates obsolete, less competitive or not economical.

We intend to utilize third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.

We intend to outsource substantial portions of our operations to third-party service providers, including the conduct of future pre-clinical and clinical studies, collection and analysis of data and manufacturing. Our agreements with third-party service providers and contract research organizations, or CROs, will be on a study-by-study and project-by-project basis. Typically, we may terminate the agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, any CRO that we retain will be subject to the FDA’s and European Medicine Agency’s, or EMA’s, regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to applicable governing practices and standards, the development, manufacturing and commercialization of our drug candidates could be delayed or stopped, which could severely harm our business and financial condition.

Because we intend to rely on third parties, our internal capacity to perform these functions will be limited to management oversight. Outsourcing these functions involves the risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. It is possible that we could experience difficulties in the future with our third-party service providers. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. Our operations are currently conducted pursuant to management services agreements, which limits the internal resources we have available to identify and monitor third-party service providers. To the extent we are unable to identify, retain and successfully manage the performance of third-party service providers in the future, our business may be adversely affected, and we may be subject to the imposition of civil or criminal penalties if their conduct of clinical trials violates applicable law.

A variety of risks associated with potential international business relationships could materially adversely affect our business.

We may enter into agreements with third parties for the development and commercialization of our drug candidates in international markets. International business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

•	differing regulatory requirements for drug approvals internationally;

•	potentially reduced protection for our licensed intellectual property rights;

•	potential third-party patent rights in countries outside of the United States;

•	the potential for so-called “parallel importing,” which is what occurs when a local seller, faced with relatively high local prices, opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;

•	compliance with tax, employment, immigration and labor laws for employees traveling abroad;

•	taxes in other countries;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.

As we increase the number of our ongoing drug development programs and our drug candidates continue pre-clinical studies and, in the future, clinical trials, we will need to increase our drug development, scientific and administrative headcount to manage these programs. In addition, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	successfully attract and recruit new employees or consultants with the expertise and experience we will require;

•	manage clinical programs effectively, which we anticipate being conducted at numerous clinical sites; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.

We may not be able to attract or retain qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the expertise of our officers, directors, advisors and consultants, and our ability to implement our business strategy successfully could be seriously harmed if we were to lose their services. Replacing executive officers, directors, key employees, advisors and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants. Our failure to retain key personnel or consultants could materially harm our business.

In addition, we have scientific and clinical advisors and consultants who assist us in formulating our research, development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us and typically they will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As the use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, all of which are vital to our operations and business strategy. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects.

Despite the implementation of security measures, our computer systems and those of our future CROs and other third-party service providers are vulnerable to damage or disruption from hacking, computer viruses, software bugs, unauthorized access or disclosure, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. Unauthorized access, loss or dissemination could disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, and manage various general and administrative aspects of our business. To the extent that any such disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential, proprietary or personal information, we could incur liability, suffer reputational damage or poor financial performance or become the subject of regulatory actions by state, federal or non-US authorities, any of which could adversely affect our business.

Our future employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards, which could significantly harm our business.

We will be exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and other U.S. and non-U.S. regulators, provide accurate information to the FDA and other U.S. and non-U.S. regulators, comply with health care fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Our board of directors plans to adopt a code of ethics and business conduct, but, even with such adoption, it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a drug candidate and may have to limit its commercialization.

The use of our drug candidates in clinical trials and the sale of any products for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our potential future collaborators by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	decreased demand for our drug candidates and loss of revenues;

•	impairment of our business reputation;

•	diversion of management and scientific resources from our business operations; and

•	the inability to commercialize our drug candidates.

Our insurance policies may be expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not know if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which may adversely affect our financial position and results of operations.

Risks Relating to Our Financial Position

We have never been profitable. Currently, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have never generated revenue and have never been profitable and do not expect to generate revenue or be profitable in the foreseeable future. We have not yet begun any clinical trials or submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere for any of our drug candidates for any indication. We have incurred net losses since our inception, including net losses of $10,862,292 and $2,689,949 for the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit of $14,501,739 as of December 31, 2020.

To date, we have devoted most of our financial resources to licensing our intellectual property, sponsoring research with academic and medical research institutions and our corporate overhead. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase when we commence clinical trials and seek regulatory approvals for, our drug candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years as we begin clinical trials and IND-enabling studies for our drug candidates and related activities required for regulatory approval and continue pursuing additional indications for our drug candidates in our future clinical trials. If any of our drug candidates fail in future clinical trials or do not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA, EMA or other regulatory authority to perform studies or trials in addition to those currently expected, or if there are any delays in commencing or completing our clinical trials or the development of any of our drug candidates. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

Our recurring losses from operations may raise doubt regarding our ability to continue as a going concern.

Because our continuing existence has been dependent upon raising capital to sustain our business, it raises doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements stating there is doubt about our ability to continue as a going concern. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. See Note 1 of our consolidated financial statements.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We are currently funding the development of our drug candidates and prospective drug candidates. Developing pharmaceutical products, including conducting research, pre-clinical studies and clinical trials, is expensive. We will require additional future capital in order to begin and complete the research, development and clinical and regulatory activities necessary to bring our drug candidates to market in the future.

We intend to utilize our resources to continue our pre-clinical research studies, to fund the continued pre-clinical and subsequent clinical development of our drug candidates and to fund the research of prospective new drug candidates. Our financial resources will also be used for general corporate purposes, general and administrative expenses, capital expenditures, working capital and prosecution and maintenance of our licensed patents to the extent required under our license agreements. Accordingly, we will continue to require substantial additional capital to continue our research and development activities. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our drug candidates under development.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results of and timing of our drug candidate trials for the treatment of cancer and SSc, and the future pre-clinical and clinical development of our drug candidates for other potential indications;

•	the number and characteristics of drug candidates that we pursue;

•	the ability of our drug candidates to progress through future pre-clinical and future clinical development successfully;

•	our need to expand research and development activities;

•	the costs associated with securing and establishing commercialization and manufacturing capabilities;

•	market acceptance of our drug candidates;

•	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio rights, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific and medical personnel;

•	the effect of competing technological and market developments;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and

•	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

Some of these factors are outside of our control. Based on our current financial resources and our expected level of operating expenditures, we believe that we will be able to fund our projected operating requirements for at least the next 12 months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress on our development programs than anticipated. Thereafter, we will need to obtain additional financing to fund future clinical trials for our drug candidates and other expenses. We expect to finance our cash needs primarily through equity and debt offerings. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements.

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares, if and when established, to decline.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our drug development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We are a biopharmaceutical company with a limited operating history. Our operations to date have been limited to the research and development of our drug candidates. We have not yet started clinical trials or obtained regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our financial condition and operating results may significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	any delays in regulatory review and approval of our drug candidates in future pre-clinical development, including our ability to receive approval from the FDA and the EMA for our drug candidates, and our planned clinical and pre-clinical studies and other work, as the basis for review and approval of our drug candidates;

•	delays in the commencement, enrollment and timing of clinical trials;

•	difficulties in identifying and treating patients suffering from our target indications;

•	the success of our future clinical trials through all phases of pre-clinical and clinical development;

•	potential side effects of our drug candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain additional funding to develop our drug candidates;

•	our ability to identify and develop additional drug candidates;

•	market acceptance of our drug candidates;

•	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;

•	competition from existing products or new products that may emerge;

•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	our ability to adhere to clinical study requirements directly or with third parties such as contract research organizations, or CROs;

•	our dependency on third-party manufacturers to manufacture our products and key ingredients;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our licensed intellectual property rights;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	potential product liability claims.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

Risks Relating to Controlled Substances

Our drug candidates may contain controlled substances, the use of which may generate public controversy.

Since some of our drug candidates contain, or may be derived from, controlled substances, their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for our drug candidates. These pressures could also limit or restrict the introduction and marketing of one or more of our drug candidates. Adverse publicity from cannabis misuse or adverse side effects from cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by our drug candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

Some of our drug candidates that we are developing may be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during pre-clinical and clinical development and post-approval, and our financial condition.

Some of the drug candidates we plan to develop may contain controlled substances as defined in the Controlled Substances Act of 1970, or the CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the Drug Enforcement Administration, or DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis, cannabis extracts, and some cannabinoids are Schedule I controlled substances (except the DEA has de-scheduled CBD included in Epidiolex), products approved for medical use in the United States that contain cannabis, cannabis extracts, some cannabinoids or synthetic cannabinoids have been, and we expect should be, placed on Schedules II through V, since approval by the FDA satisfies the “accepted medical use” requirement.

If and when our drug candidates receive FDA approval, we expect the finished dosage forms of our cannabinoid-based drug candidates may be listed by the DEA as a Schedule II, III, IV, or V controlled substance for it to be prescribed for patients in the United States. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. In addition, the scheduling process may take one or more years beyond FDA approval, thereby delaying the launch of our drug products in the United States. However, the DEA must issue a temporary order scheduling the drug within 90 days after the FDA approves the drug and the DEA receives a scientific and medical evaluation and scheduling recommendation from the Department of Health and Human Services. Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any of our drug candidates may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of our drug products.

Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining the necessary registrations may result in delay of the manufacturing, development, or distribution of our drug candidates. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are distinct jurisdictions, they may separately schedule our drug candidates. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners or clinical sites must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

To conduct clinical trials with our drug candidates in the United States prior to approval, each of our research sites may be required to obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense the drug candidate and to obtain the product. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites.

Manufacturing of our drug candidates is, and, if approved, our commercial products may be, subject to the DEA’s annual manufacturing and procurement quota requirements, if classified as Schedule II. The annual quota allocated to us or our contract manufacturers for the controlled substances in our drug candidates may not be sufficient to meet commercial demand or complete clinical trials. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

If, upon approval of any of our drug candidates, the product is scheduled as Schedule II or III, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the product to pharmacies and other health care providers. The failure to obtain, or delay in obtaining, or the loss any of those registrations could result in increased costs to us. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program may make physicians less willing to prescribe, and pharmacies to dispense, our products, if approved.

Our ability to research, develop and commercialize our drug candidates is dependent on our ability to obtain and maintain the necessary controlled substance registrations from DEA.

In the United States, the DEA regulates activities relating to the supply of cannabis for medical research and/or commercial development, including the requirement to obtain annual registrations to manufacture or distribute pharmaceutical products derived from cannabis extracts. The National Institute on Drug Abuse, or NIDA, also plays a role in oversight of the cultivation of cannabis for medicinal research. We do not currently handle any controlled substances, but we plan to partner with third-parties to engage in the research and development of our drug candidates, which may include synthetically-derived cannabinoids, or derivatives thereof, that are found in cannabis for medical purposes. This may require that our third-party service providers obtain and maintain the necessary DEA registrations, and be subject to other regulatory requirements.

Laws and regulations affecting therapeutic uses of cannabinoids are constantly evolving and the legalization and use of medical and recreational cannabis in the U.S. and elsewhere may impact our business.

There is a substantial amount of change occurring in the U.S. regarding the use of medical and adult-use cannabis products. While cannabis products not approved by the FDA are Schedule I substances as defined under federal law, and their possession and use is not permitted according to federal law, 34 states in the United States, plus the District of Columbia, Puerto Rico and Guam, have legalized the use of medical cannabis. Eleven states, plus the District of Columbia, have legalized the use of adult-use cannabis. Sixteen states have legalized high-CBD, low-THC oils for a limited class of patients and 13 states, plus the U.S. Virgin Islands, have decriminalized cannabis, which generally means that there is no arrest, prison time, or criminal record for the first-time possession of a small amount of cannabis for personal consumption. The 2018 U.S. Farm Bill de-scheduled cannabinoid extracts and other material derived from certain hemp plants with extremely low THC content, although the marketing of such products for medical or other purposes would still be subject to regulatory premarketing approval requirements and other applicable laws and regulations, including by the FDA. Although our business is quite distinct from that of medical cannabis companies, future legislation authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabis products could affect our business, results of operations, financial condition or prospects.

The potential ongoing evolution of laws and regulations affecting the research and development of cannabinoid-based medical drugs and treatments could detrimentally affect our business. Laws and regulations related to the therapeutic uses of cannabinoid-based drugs may be subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and may ultimately require us to alter our business plan. Furthermore, violations or alleged violation of these laws could disrupt our business and result in a material adverse effect on our business, results of operations and financial condition. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations and it is possible that new laws and regulations may be enacted in the future that will be directly applicable to our business.

To date, we have conducted all research and development activities concerning our drug candidates, including those which are or contain cannabinoids, in the U.S. through the NIH (with respect to MRI-1867), which we believe has complied with all applicable laws, or in Israel (with respect to our candidates currently being developed at Hebrew University). We intend to continue our drug development activities in the U.S. in compliance with all applicable laws and in other jurisdictions, including Israel, with more favorable laws and regulations regarding research using cannabinoids. We do not believe that any of our current operations are subject to federal or state laws regarding the possession or use of cannabis.

Risks Relating to Regulatory Review and Approval of our Drug Candidates

In respect of our drug candidates targeting rare indications, orphan drug exclusivity may afford limited protection, and if another party obtains orphan drug exclusivity for the drugs and indications we are targeting, we may be precluded from commercializing our drug candidates in those indications during that period of exclusivity.

The first New Drug Application, or NDA, applicant with an Orphan Drug Designation for a particular active moiety to treat a specific disease or condition that receives FDA approval is usually entitled to a seven-year exclusive marketing period in the U.S. for that drug, for that indication. We intend to rely, in part, on this orphan drug exclusivity and other regulatory exclusivities to protect our NCEs and, potentially, our other products and drug candidates from competitors, and we expect to continue relying in part on these regulatory exclusivities in the future. The duration of that exclusivity period could be impacted by a number of factors, including the FDA’s later determination that the request for designation was materially defective, that the manufacturer is unable to supply sufficient quantities of the drug, or that the extension of the exclusivity period established by the Improving Regulatory Transparency for New Medical Therapies Act does not apply. There is no assurance that we will successfully obtain Orphan Drug Designation for other drug candidates or other rare diseases or that a drug candidate for which we receive Orphan Drug Designation will be approved, or that we will be awarded orphan drug exclusivity upon approval as, for example, the FDA may reconsider whether the eligibility criteria for such exclusivity have been met and/or maintained. Moreover, a drug product with an active moiety that is a different cannabinoid from that in any of our drug candidate or, under limited circumstances, the same drug product, may be approved by the FDA for the same indication during the period of marketing exclusivity. The limited circumstances include a showing that the second drug is clinically superior to the drug with marketing exclusivity through a demonstration of superior safety or efficacy or that it makes a major contribution to patient care. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a drug candidate we are pursuing for the same indication before us, approval of our drug candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our drug candidate is clinically superior to the approved product. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a drug candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our drug candidate. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product, and future challenges could lead to changes that affect the protections potentially afforded our products in ways that are difficult to predict. In a recent successful legal challenge, a court invalidated the FDA’s denial of orphan exclusivity to a drug on the grounds that the drug was not proven to be clinically superior to a previously approved product containing the same ingredient for the same orphan use. In response to the decision, the FDA released a policy statement stating that the court’s decision is limited just to the facts of that particular case and that the FDA will continue to require the sponsor of a designated drug that is the “same” as a previously approved drug to demonstrate that its drug is clinically superior to that drug upon approval in order to be eligible for orphan drug exclusivity, or in some cases, to even be eligible for marketing approval. In the future, there is the potential for additional legal challenges to the FDA’s orphan drug regulations and policies, and it is uncertain how such challenges might affect our business.

In the European Union, if a marketing authorization is granted for a medicinal product that is designated an orphan drug, that product is entitled to ten years of marketing exclusivity. During the period of marketing exclusivity, subject to limited exceptions, no similar medicinal product may be granted a marketing authorization for the orphan indication. There is no assurance that we will successfully obtain orphan drug designation for future rare indications or orphan exclusivity upon approval of any of our drug candidates that have already obtained designation. Even if we obtain orphan exclusivity for any drug candidate, the exclusivity period can be reduced to six years if at the end of the fifth year it is established that the orphan designation criteria are no longer met or if it is demonstrated that the orphan drug is sufficiently profitable that market exclusivity is no longer justified. Further, a similar medicinal product may be granted a marketing authorization for the same indication notwithstanding our marketing exclusivity if we are unable to supply sufficient quantities of our product, or if the second product is safer, more effective or otherwise clinically superior to our orphan drug. In addition, if a competitor obtains marketing authorization and orphan exclusivity for a product that is similar to a drug candidate we are pursuing for the same indication, approval of our drug candidate would be blocked during the period of orphan marketing exclusivity unless we could demonstrate that our drug candidate is safer, more effective or otherwise clinically superior to the approved product.

We cannot be certain that any of our drug candidates will receive regulatory approval, and without regulatory approval we will not be able to market our drug candidates.

Our business currently depends entirely on the successful development and commercialization of our drug candidates. Our ability to generate revenue related to product sales, if ever, will depend on the successful development and regulatory approval of our drug candidates and our licensing of our drug candidates, in one or more of their targeted indications.

Through our research agreements, we are currently researching our drug candidates and thus have no products approved for sale and cannot guarantee that there will ever have marketable products. The development of a drug candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States, the EMA in Europe and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our drug candidates in the United States or Europe until we receive approval of a NDA from the FDA or a Marketing Authorization Application, or MAA, from the EMA, respectively. We have not submitted any marketing applications for any of our drug candidates.

NDAs and MAAs must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. If we submit a NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators of other jurisdictions, such as the EMA, have their own procedures for approval of drug candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a drug candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, pre-clinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our drug candidates or other products. Also, regulatory approval for any of our drug candidates may be withdrawn.

Before we submit a NDA to the FDA or a MAA to the EMA for any of our drug candidates, we must successfully complete pre-clinical studies and subsequent clinical trials. We cannot predict whether our future trials and studies will be successful or whether regulators will agree with our conclusions regarding the pre-clinical studies we have conducted to date.

If we are unable to obtain approval from the FDA, the EMA or other regulatory agencies for our drug candidates, or if, subsequent to approval, we are unable to successfully commercialize our drug candidates, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

If we receive regulatory approvals, we intend to market our drug candidates in multiple jurisdictions where we have limited or no operating experience and may be subject to increased business and economic risks that could affect our financial results.

If we receive regulatory approvals, we plan to market our drug candidates in jurisdictions where we have limited or no experience in marketing, developing and distributing our products and cannot guarantee that we will ever have marketable products. Certain markets have substantial legal and regulatory complexities that we may not have experience navigating. We are subject to a variety of risks inherent in doing business internationally, including risks related to the legal and regulatory environment in non-U.S. jurisdictions, including with respect to privacy and data security, trade control laws and unexpected changes in laws, regulatory requirements and enforcement, as well as risks related to fluctuations in currency exchange rates and political, social and economic instability in foreign countries. If we are unable to manage our international operations successfully, our financial results could be adversely affected.

In addition, controlled substance legislation may differ in other jurisdictions and could restrict our ability to market our products internationally. Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including Cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval for our drug candidates in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our candidates to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. We would be unable to market our candidates in countries with such obstacles in the near future or perhaps at all without modification to laws and regulations.

Delays in the commencement, enrollment and completion of pre-clinical studies and clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our drug candidates.

Delays in the commencement, enrollment and completion of our future pre-clinical studies and clinical trials could increase our product development costs or limit the regulatory approval of our drug candidates. Based on our current financial resources and our expected level of operating expenditures and expected net proceeds of government, other third-party funding or combinations thereof, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, we believe that we will be able to fund our projected operating requirements for at least the next 12 months. We, however, will require additional funding for our business activities. In addition, we do not know whether any future trials or studies of our other drug candidates, including any confirmatory clinical trial of our drug candidates, will begin on time or will be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:

•	inability to obtain sufficient funds required for the commencement of pre-clinical and clinical trials;

•	inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	clinical holds, other regulatory objections to commencing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;

•	discussions with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our drug candidates;

•	inability to obtain approval from institutional review boards, or IRBs, to conduct a clinical trial at their respective sites;

•	severe or unexpected drug-related adverse effects experienced by patients;

•	inability to timely manufacture sufficient quantities of the drug candidate required for a clinical trial;

•	difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indications as our drug candidates; and

•	inability to retain enrolled patients after a clinical trial is underway.

Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In addition, any future clinical trial may be suspended or terminated at any time by us, our future collaborators, the FDA or other regulatory authorities due to a number of factors, including:

•	our failure to conduct a clinical trial in accordance with regulatory requirements of our clinical protocols;

•	unforeseen safety issues or any determination that any future clinical trial presents unacceptable health risks;

•	lack of adequate funding to begin any future clinical trial due to unforeseen costs or other business decisions; and

•	a breach of the terms of any agreement with, or for any other reason by, future collaborators that have responsibility for the clinical development of any of our drug candidates.

In addition, if we, or any of our potential future collaborators, are required to conduct additional clinical trials or other pre-clinical studies of our drug candidates beyond those contemplated, our ability to obtain regulatory approval of these drug candidates and generate revenue from their sales would be similarly harmed.

Our drug candidates may have undesirable side effects which may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Unforeseen side effects from any of our drug candidates could arise either during clinical development or, if approved, after the approved product has been marketed. The range and potential severity of possible side effects from systemic therapies is significant. The results of future clinical trials may show that our drug candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings.

If any of our drug candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;

•	we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we may be subject to limitations on how we may promote the product;

•	sales of the product may decrease significantly;

•	regulatory authorities may require us to take our approved product off the market;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our products.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our drug candidates, if approved, it is less likely that they will be widely used.

Market acceptance and sales of our drug candidates, if approved, will depend on reimbursement policies and may be affected by, among other things, future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for our drug candidates, if approved. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our drug candidates. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize our drug candidates.

In March 2010, the Patient Protection and Affordable Care Act, or PPACA, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, ACA, became law in the United States. The goal of ACA is to reduce the cost of health care and substantially change the way health care is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, the ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our current or future drug candidates. In addition, some members of the U.S. Congress have been seeking to overturn at least portions of the legislation and we expect they will continue to review and assess this legislation and alternative health care reform proposals. We cannot predict whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Strong, partisan disagreement in Congress has prevented implementation of various PPACA provisions, and the Trump Administration has made repeal of the PPACA a priority. One of the first executive orders of the Trump administration granted federal agencies broad powers to unwind regulations under the PPACA. On January 11, 2017, the Senate voted to approve a “budget blueprint” allowing Republicans to repeal parts of the law while avoiding Democrat filibuster. The “Obamacare Repeal Resolution” passed 51  —  48 in the Senate. Certain legislators are continuing their efforts to repeal the PPACA, although there is little clarity on how such a repeal would be implemented and what a PPACA replacement might look like. For the immediate future, there is significant uncertainty regarding the health care, health care coverage and health care insurance markets.

The U.S. government has in the past considered, is currently considering and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Future significant changes in the healthcare systems in the United States or elsewhere, and current uncertainty about whether and how changes may be implemented, could have a negative impact on the demand for our products. We are unable to predict whether other healthcare policies, including policies stemming from legislation or regulations affecting our business, may be proposed or enacted in the future; what effect such policies would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our drug candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our drug candidates, if any, one or more of our U.S. licensed patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our drug candidate will be shortened and our competitors may obtain approval of competing products following our licensed patent expiration, and our revenue could be reduced, possibly materially.

If we market products in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. Other jurisdictions such as Europe have similar laws. These laws include false claims and anti-kickback statutes. If we market our products and our products are paid for by governmental programs, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service covered by Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers or formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Most states also have statutes or regulations similar to the federal anti-kickback law and federal false claims laws, which apply to items and services covered by Medicaid and other state programs, or, in several states, apply regardless of the payor. Administrative, civil and criminal sanctions may be imposed under these federal and state laws.

Over the past few years, a number of pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates.

If the FDA and EMA and other regulatory agencies do not approve the manufacturing facilities of our future contract manufacturers for commercial production, we may not be able to commercialize any of our drug candidates.

We do not currently intend to manufacture the pharmaceutical products that we plan to sell. We currently have no agreements with contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of sufficient quantities of drug product for our drug candidates’ pre-clinical studies and clinical trials and that we believe we will need to conduct prior to seeking regulatory approval.

We do not have agreements for commercial supplies of any of our drug candidates and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize a drug candidate if it is approved. Additionally, the facilities used by any contract manufacturer to manufacture a drug candidate must be the subject of a satisfactory inspection before the FDA or the regulators in other jurisdictions approve the drug candidate manufactured at that facility. We will be completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conform to our specifications and current good manufacturing practice requirements of any governmental agency whose jurisdiction to which we are subject, our drug candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the drug candidates, including:

•	the possibility that we are unable to enter into a manufacturing agreement with a third party to manufacture our drug candidates;

•	the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and

•	the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer.

Any of these factors could cause the delay of approval or commercialization of our drug candidates, cause us to incur higher costs or prevent us from commercializing our drug candidates successfully. Furthermore, if any of our drug candidates are approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis and at commercially reasonable prices and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for our drug candidates and to have any such new source approved by the government agencies that regulate our products.

Even if our drug candidates receive regulatory approval, we may still face future development and regulatory difficulties.

Our drug candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and EMA requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs. As such, we and our contract manufacturers will be subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and other similar agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our drug candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us or our potential future collaborators to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose other administrative or judicial civil or criminal penalties;

•	withdraw regulatory approval;

•	refuse to approve pending applications or supplements to approved applications filed by us or our potential future collaborators;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products.

Risks Relating to the Commercialization of Our Products

Even if approved, our drug candidates may not achieve broad market acceptance among physicians, patients and healthcare payors, and as a result our revenues generated from their sales may be limited.

The commercial success of our drug candidates, if approved, will depend upon their acceptance among the medical community, including physicians, health care payors and patients. The degree of market acceptance of our drug candidates will depend on a number of factors, including:

•	limitations or warnings contained in our drug candidates’ FDA-approved labeling;

•	changes in the standard of care or availability of alternative therapies at similar or lower costs for the targeted indications for any of our drug candidates;

•	limitations in the approved clinical indications for our drug candidates;

•	demonstrated clinical safety and efficacy compared to other products;

•	lack of significant adverse side effects;

•	sales, marketing and distribution support;

•	availability of reimbursement from managed care plans and other third-party payors;

•	timing of market introduction and perceived effectiveness of competitive products;

•	the degree of cost-effectiveness;

•	availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;

•	the extent to which our drug candidates are approved for inclusion on formularies of hospitals and managed care organizations;

•	whether our drug candidates are designated under physician treatment guidelines for the treatment of the indications for which we have received regulatory approval;

•	adverse publicity about our drug candidates or favorable publicity about competitive products;

•	convenience and ease of administration of our drug candidates; and

•	potential product liability claims.

If our drug candidates are approved, but do not achieve an adequate level of acceptance by physicians, patients, the medical community and healthcare payors, sufficient revenue may not be generated from these products and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful.

We have no sales, marketing or distribution capabilities and we will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.

We have no sales, marketing or distribution capabilities. To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that our initial drug candidate or any of our other drug candidates will be approved. For drug candidates where we decide to perform sales, marketing and distribution functions ourselves or through third parties, we could face a number of additional risks, including:

•	we or our third-party sales collaborators may not be able to attract and build an effective marketing or sales force;

•	the cost of securing or establishing a marketing or sales force may exceed the revenues generated by any products; and

•	our direct sales and marketing efforts may not be successful.

We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our drug candidates and our financial condition and operating results.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we may seek collaborations with companies that have more experience. Additionally, if any of our drug candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to our unlicensed territories. If we are unable to enter into arrangements on acceptable terms, if at all, we may be unable to effectively market and sell our products in our target markets. We expect to face competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our drug candidates.

When we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to the third party. For example, we may relinquish the rights to a drug candidate in jurisdictions outside of the United States. Our collaboration partner may not devote sufficient resources to the commercialization of our drug candidates or may otherwise fail in their commercialization. The terms of any collaboration or other arrangement that we establish may not be favorable to us. In addition, any collaboration that we enter into may be unsuccessful in the development and commercialization of our drug candidates. In some cases, once we have begun pre-clinical and initial clinical development of a drug candidate, we may be responsible for continuing research, or research programs under a collaboration arrangement, and the payment we receive from our collaboration partner may be insufficient to cover the cost of this development. If we are unable to reach agreements with suitable collaborators for our drug candidates, we would face increased costs, we may be forced to limit the number of our drug candidates we can commercially develop or the territories in which we commercialize them and we might fail to commercialize products or programs for which a suitable collaborator cannot be found. If we fail to achieve successful collaborations, our operating results and financial condition may be materially and adversely affected.

If serious adverse events or other undesirable side effects are identified during the development of a drug candidate for one indication, we may need to abandon our development of the drug candidate for other indications.

Drug candidates in clinical stages of development have a high risk of failure. We cannot predict when, or if, a drug candidate will prove effective or safe in humans or will receive regulatory approval. New side effects could, however, be identified as we begin clinical trials for our drug candidate in additional indications. If new side effects are found during the development of a drug candidate for any indication, if known side effects are shown to be more severe than previously observed or if a drug candidate is found to have other unexpected characteristics, we may need to abandon our development of a drug candidate for all potential indications. We cannot assure you that additional or more severe adverse side effects with respect to a drug candidate will not develop in when we begin clinical trials, which could delay or preclude regulatory approval of a drug candidate or limit its commercial use.

Risks Relating to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our licensed patent position does not adequately protect our drug candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our commercial success will depend in part on our licensors and us obtaining and maintaining patent protection and trade secret protection of our current and future drug candidates and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our drug candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities and the right under our licensed patent to contest alleged infringement.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States or in many jurisdictions outside of the United States. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our licensed intellectual property. Accordingly, we cannot predict the breadth of claims that may be enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

Others have filed, and in the future, are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition or invalidity proceedings before U.S. or non-U.S. patent offices.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to develop a platform similar to, or better than, ours in a way that is not covered by the claims of our licensed or owned patents;

•	others may be able to make compounds that are similar to our drug candidates but that are not covered by the claims of patents we have or are licensed to us;

•	we might not have been the first to make the inventions covered by any pending patent applications which have been or may be filed;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	any patents that we obtain, or are licensed to us, may not provide us with any competitive advantages;

•	we, or our licensors, may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

Without patent protection on the composition of matter of our drug candidates, our ability to assert our patents to stop others from using or selling our drug candidates in a non-pharmaceutically acceptable formulation may be limited.

Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all of our drug candidates or methods involving these candidates in the parent patent application. We plan to pursue and request our licensors to pursue divisional patent applications or continuation patent applications in the United States and other countries to obtain claim coverage for inventions which were disclosed but not claimed in the parent patent application.

We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or feasible. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets may be expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.

Pursuant to our license agreements with City of Hope and the NIH and license agreements and MOUs with the Hebrew University’s technology transfer office, we have obtained and may obtain rights to certain patents. For additional information regarding these license agreements, see “Business  —  Intellectual Property.” In the future, we may seek rights from third parties to other patents or patent applications. Our success will depend, in part, on our ability and the ability of our licensors to maintain and/or obtain and enforce patent protection for our proposed products and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. Patent positions in the field of biotechnology and pharmaceuticals are generally highly uncertain and involve complex legal and scientific questions. We cannot be certain that we or our licensors were the first inventors of inventions covered by our licensed patents or that we or they were the first to file. Accordingly, the patents licensed to us may not be valid or afford us protection against competitors with similar technology. The failure to maintain and/or obtain patent protection on the technologies underlying our proposed products may have material adverse effects on our competitive position and business prospects.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

If we choose to go to court to stop another party from using the inventions claimed in any patents we may obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits may be expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions.

There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the U.S. Supreme Court has recently modified some tests used by the U.S. Patent and Trademark Office, or USPTO, in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

We may infringe the intellectual property rights of others, which may prevent or delay our drug development efforts and stop us from commercializing or increase the costs of commercializing our drug candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. We cannot guarantee that our drug candidates, or manufacture or use of our drug candidates, will not infringe third-party patents. Furthermore, a third party may claim that we or our manufacturing or commercialization collaborators are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our drug candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and scientific personnel. There is a risk that a court would decide that we or our commercialization collaborators are infringing the third party’s patents and would order us or our collaborators to stop the activities covered by the patents. In that event, we or our commercialization collaborators may not have a viable way around the patent and may need to halt commercialization of the relevant product. In addition, there is a risk that a court will order us or our collaborators to pay the other party damages for having violated the other party’s patents. In the future, we may agree to indemnify our commercial collaborators against certain intellectual property infringement claims brought by third parties. The pharmaceutical and biotechnology industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, which may not be available, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages, encounter significant delays in bringing our drug candidates to market and be precluded from manufacturing or selling our drug candidates.

We cannot be certain that others have not filed patent applications for technology covered by pending applications subject to our license agreements, or that we were the first to invent the technology, because:

•	some patent applications in the United States may be maintained in secrecy until the patents are issued;

•	patent applications in the United States are typically not published until 18 months after the priority date; and

•	publications in the scientific literature often lag behind actual discoveries.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications, and may be entitled to priority over our applications in such jurisdictions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. Currently, we rely upon our licensors to fund the payments under our license agreements. We are required to reimburse our licensors for these fees. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Risks Associated with Our Common Stock

Our executive officers, directors and principal stockholders have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own 5% or more of our currently outstanding shares of common stock, beneficially own shares, in the aggregate, representing approximately 49.4% of our shares of common stock. As a result, if these stockholders were to choose to act together, they would continue to be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the company on terms that other stockholders may desire.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful stockholder claims against us and may reduce the amount of money available to us.

As permitted by Section 102(b)(7) of the Delaware General Corporation Law, our certificate of incorporation limits the liability of our directors to the fullest extent permitted by law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our certificate of incorporation and by-laws provide that we shall indemnify, to the fullest extent authorized by the Delaware General Corporation Law, each person who is involved in any litigation or other proceeding because such person is or was a director or officer of the company or is or was serving as an officer or director of another entity at our request, against all expense, loss or liability reasonably incurred or suffered in connection therewith. Our certificate of incorporation provides that indemnification includes the right to be paid expenses incurred in defending any proceeding in advance of its final disposition, provided, however, that such advance payment will only be made upon delivery to us of an undertaking, by or on behalf of the director or officer, to repay all amounts so advanced if it is ultimately determined that such director is not entitled to indemnification.

Section 145 of the Delaware General Corporation Law permits a corporation to indemnify any director or officer of the corporation against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any action, suit or proceeding brought by reason of the fact that such person is or was a director or officer of the corporation, if such person acted in good faith and in a manner that he reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, if he or she had no reason to believe his or her conduct was unlawful. In a derivative action, (i.e., one brought by or on behalf of the corporation), indemnification may be provided only for expenses actually and reasonably incurred by any director or officer in connection with the defense or settlement of such an action or suit if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be provided if such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine that the defendant is fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

The above limitations on liability and our indemnification obligations limit the personal liability of our directors and officers for monetary damages for breach of their fiduciary duty as directors by shifting the burden of such losses and expenses to us. Certain liabilities or expenses covered by our indemnification obligations may not be covered by such insurance or the coverage limitation amounts may be exceeded. As a result, we may need to use a significant amount of our funds to satisfy our indemnification obligations, which could severely harm our business and financial condition and limit the funds available to stockholders who may choose to bring a claim against the company.

Although our common stock is listed on Nasdaq, there can be no assurance that an active and liquid public market will fully develop or be sustained.

Our common stock is listed on The Nasdaq Global Market. Notwithstanding such listing, there can be no assurance that an active or liquid public market will fully develop or be sustained. In the absence of an active or liquid public market, investors may have difficulty buying and selling or obtaining market quotations; market visibility for our securities may be limited; and a lack of visibility for our securities may have a depressive effect on any market price for our securities. Moreover, there can be no assurance that securities analysts of brokerage firms will provide coverage of our company, if at all. In the event there is no active or liquid public market for our common stock or coverage of our company by securities analysts of brokerage firms, you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from Nasdaq or any other trading market on which it may be listed or quoted.

The lack of an active or liquid public market may impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire additional intellectual property assets by using our securities as consideration.

Financial Industry Regulatory Authority sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

Financial Industry Regulatory Authority, or FINRA, rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares once publicly traded, have an adverse effect on the market for our common stock, and thereby depress our share price.

We do not intend to pay dividends on our common stock.

We have not paid any cash dividends on our shares of common stock to date. The payment of cash dividends on our common stock in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends on our common stock in the foreseeable future. As a result, any gain you will realize on shares of our common stock will result solely from the appreciation of such shares.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of an initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock may suffer or be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include the following.

•	our board of directors is divided into three classes with staggered three-year terms which may delay or prevent a change of our management or a change in control;

•	our board of directors has the right to appoint directors to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which will prevent stockholders from being able to fill vacancies on our board of directors;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and

•	our board of directors is able to issue, without stockholder approval, shares of undesignated preferred stock, which makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management or members of our board of directors. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

Our certificate of incorporation and by-laws include a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.

Our certificate of incorporation and by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:

(a) any derivative action or proceeding brought on our behalf;

(b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or to our stockholders;

(c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the certificate of incorporation, or the by-laws; or

(d) any action asserting a claim governed by the internal affairs doctrine except that our by-laws provide that as to each of (a) through (d) above, any claim (i) as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten (10) days following such determination), (ii) which is vested in the exclusive jurisdiction of a court or forum other than such court or (iii) for which such court does not have subject matter jurisdiction. In no event, however, shall the Court of Chancery, under our by-laws, constitute an exclusive forum for actions, including derivative actions arising under the Securities Act or the Exchange Act, thereby allowing any such actions to be filed in any court having jurisdiction. Our by-laws further provide that if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for the matters specified above.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees, or agents, which may discourage lawsuits against us or our directors, officers, employees, or agent. If a court were to find either exclusive-forum provision in our certificate of incorporation or By-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 1B. Unresolved Staff Comments.

Not Applicable to smaller reporting companies.

Item 2. Properties.

Our corporate headquarters is located at 420 Lexington Avenue, in New York, New York, where office space is made available to us pursuant to the Portfolio Services MSA. Effective as of May 1, 2019, the Portfolio Services MSA provides for a $3,000 per month fee for such office space and facilities. Office space in Tel Aviv, Israel, is also made available to us.

We believe that our facilities are suitable and adequate for our current needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is listed on The Nasdaq Global Market under the symbol “SCPS.”

Holders

As of March 15, 2021, we had approximately 198 record holders of our common stock. This does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any cash dividends on our shares of common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. It is the current intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of December 31, 2020.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation plans approved by security holders	1,200,000	$4.03	1,200,000

Equity Compensation Plans not approved by security holders	-	$-	-

Total	1,200,000	$4.03	1,200,000

Sales of Unregistered Securities

On February 4, 2020, we offered up to 200,000 Series A units at a price of $5.00 per unit in a Regulation A+ Tier II offering, or A Units. Each A Unit consists of one share of our common stock and two Series W Warrants, or W Warrants. Each W Warrant is exercisable for one Series B Unit, or B Unit. Each B Unit consisted of one share of common stock and one Series Z Warrant, or Z Warrant. Each Z Warrant is exercisable for one share of common stock. The exercise price of the W Warrant is $4.00, and the exercise price of the Z Warrant is $5.00. The W Warrants and Z Warrants will be exercisable commencing on October 1, 2021 and July 1, 2022, respectively, and expire on September 30, 2026 and June 30, 2027, respectively, unless previously exercised. On July 16, August 5, and September 14, 2020, we completed the sale of an aggregate of 21,906 A Units at $5.00 per A Unit for aggregate gross proceeds of $109,530. We did not use a placement agent for this offering.

In April 2020, we amended the terms of our December 2019 Private Placement to issue convertible promissory notes, or Convertible Notes, with W Warrants, or Convertible Notes Private Placement, in an initial principal amount of up to $3,000,000. The Convertible Notes have an annual interest rate of 10% and a scheduled maturity on the earlier of July 31, 2021 or our change of control, or Maturity Date. For each $1.00 of initial principal, the purchaser also received one W Warrant. Prior to the Maturity Date, the holder may elect to convert each $1.00 of initial principal amount of Convertible Notes plus accrued and unpaid interest into W Warrants at a conversion price of $0.50 per W Warrant.

Through June 30, 2020, we issued an aggregate initial principal amount of $1,659,600 of Convertible Notes as part of the Convertible Notes Private Placement for $1,659,600 in cash less issuance costs of $224,674. From July 1, 2020 through September 14, 2020, we issued an additional aggregate initial principal amount of $342,005 of Convertible Notes as part of the Convertible Notes Private Placement for $342,005 in cash less issuance costs of $35,401.

Between February 2020 and June 2020, we issued convertible notes and warrants on identical terms to those of the Convertible Notes Private Placement, or the Company Direct Notes Placement, to Portfolio Services, investors and vendors, on a direct basis, in an aggregate initial principal amount of $636,230 for $187,500 in cash with the balance as consideration for legal and management services rendered. An additional 100,000 W Warrants were issued as consideration for legal services rendered to satisfy outstanding accounts payable.

On September 28, 2020, we issued Convertible Notes in an aggregate principal amount of $252,000 in exchange for 504,000 W Warrants issued in our December 2019 Private Placement. All of the Convertible Notes were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering”. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

On December 18, 2020, we completed an initial public offering of 575,000 shares of our common stock at a public offering price of $5.50 per share for aggregate gross proceeds, including our underwriters’ exercise, in full, of their over-allotment option, of $3,162,500.

On February 10, 2021, we completed a follow-on public offering of 1,150,000 shares of our common stock at a public offering price of $9.00 per share for aggregate gross proceeds, including our underwriters’ exercise, in full, of their over-allotment option, of $10,350,000.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not Applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company developing transformational therapeutics targeting serious diseases with significant unmet medical needs. Our mission is to improve patient outcomes and save lives. To achieve our mission, we are capitalizing on groundbreaking scientific and medical discoveries at some of the world’s foremost research and academic institutions.

Our lead development program is a novel, targeted immuno-oncology gene therapy for the treatment of multiple cancers. We have partnered with the City of Hope for CO-sTiRNA, which is a STAT3 inhibitor gene therapy. Pre-clinical testing at City of Hope was designed to determine whether CO-sTiRNA would reduce growth and metastasis of various pre-clinical tumor models, including melanoma, and colon and bladder cancers, as well as leukemia and lymphoma. Based upon such testing, an IND for CO-sTiRNA for B-cell lymphoma is currently anticipated to be filed with the FDA in H1 2021. We currently anticipate that a first-in-human Phase 1 clinical trial for B-cell lymphoma will commence in H2 2021.

In conjunction with City of Hope, Phase 1 clinical trials for additional cancer indications are being contemplated for CO-sTiRNA in combination with immune checkpoint inhibitors and CAR-Ts.

Our second lead development program is MRI-1867, a peripherally-restricted, dual-action CB1 receptor inverse agonist and inhibitor of iNOS. We have partnered with the NIH for MRI-1867 and are initially targeting SSc. Over-activation of CB1 and iNOS has been implicated in the pathophysiology of SSc, which includes fibrosis of the skin, lung, kidney, heart, and the gastrointestinal tract. We are currently continuing to conduct pre-clinical work for MRI-1867 to support an IND filing with the FDA.

We are also partnered with Hebrew University on several additional research and development programs. These programs relate to a proprietary opioid-sparing anesthetic and synthesis of novel compounds and NCEs.

We have devoted substantially all of our resources to our development efforts relating to our drug candidates, including sponsoring research with world-renowned academic and medical research institutions, designing future pre-clinical studies, providing general and administrative support for these operations, and securing and protecting our licensed intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From inception (April 18, 2017) until December 31, 2020, we have funded our operations primarily through the issuance of convertible notes, common stock, and warrants.

We have incurred net losses in each year since our inception. As of December 31, 2020, we had an accumulated deficit of $14,501,739. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

•     maintain, expand, and protect our intellectual property portfolio;

•     add operational, financial and management information systems and personnel to support our research and development and regulatory efforts; and

•      operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization any of our current or future drug candidates. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through equity and debt offerings. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances, and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our drug candidates.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this report. We believe that the accounting policies are critical for fully understanding and evaluating our financial condition and results of operations.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to companies that are not emerging growth companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of an initial public offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Fiscal Year Ended December 31, 2020 Versus Fiscal Year Ended December 31, 2019

The following table summarizes our results of operation for the fiscal years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating Expenses:
General and Administrative	$2,732,060	$2,226,837
Research and Development	7,423,786	463,112
Loss from Operations	(10,155,846)	(2,689,949)
Net Loss	(10,862,292)	(2,689,949)

Our net losses were $10,862,292 and $2,689,949 for the fiscal years ended December 31, 2020 and December 31, 2019, respectively, an increase of $8,172,343 or 304%. We anticipate our fiscal year net losses will increase as we continue to advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Revenue

We did not have any revenue during our fiscal year ended December 31, 2020 or 2019. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate in the United States. In the event we choose to pursue a partnering arrangement to commercialize a drug candidate or other products outside the United States, we would expect to initiate additional research and development in the future.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our MSAs. Other significant general and administrative expenses including accounting and legal services, expenses related to obtaining and protecting our intellectual property and costs associated with our board of directors and scientific and senior advisors. We incurred general and administrative expenses in the fiscal years ended December 31, 2020 and 2019 of $2,732,060 and $2,226,837, respectively, an increase of $505,223 or 23%. We attribute this growth in our general and administrative expenses to a greater level of our business activities (managing our clinical and research programs at City of Hope, NIH and Hebrew University, negotiating and executing our license agreements, pursuing patent protection for our intellectual property, investigating additional business opportunities and preparing for our IPO, including increased costs for investor relations, directors and officers insurance and to comply with corporate governance, internal controls and similar requirements applicable to public companies), all of which have increased amounts payable (i) as compensation and benefits, including stock-based compensation; (ii) for professional fees and services; and (iii) to certain of our directors and scientific advisors. In the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019, approximately an additional $430,000, $75,000 and $40,000 were attributable to increased costs for (i) compensation and benefits; (ii) professional fees and services; and (iii) certain of our directors and scientific advisors, respectively, offset primarily by a reduction of approximately $48,000 in travel and entertainment expenses due to COVID-19. The increase in compensation and benefits is primarily attributable to the fact that our president was hired in August of 2019 resulting in compensation and benefits expenses for only five months in the fiscal year ended December 31, 2019 compared to 12 months in the fiscal year ended December 31, 2020.

Research and Development and Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of fees incurred under our agreements with City of Hope, the NIH and Hebrew University, including the expenses associated with warrants issued in connection with the agreements with Hebrew University. For the fiscal years ended December 31, 2020 and 2019, we incurred research and development expenses of $7,423,786 and $463,112, respectively, an increase of $6,960,674 or 1,503%. These expenses increased primarily as a result of us entering into the COH License Agreement and SRA relating to CO-sTiRNA, including our related transactions with Bioscience Oncology. The aggregate upfront expenses relating to the COH License Agreement and Bioscience Oncology, which totaled nearly $7.2 million, were recognized in “Research and Development” expenses during the year ended December 31, 2020. We plan to increase our research and development expenses, net of the costs relating to our transactions with Bioscience Oncology, for the foreseeable future as we continue the clinical and pre-clinical development of our two lead drug candidates, CO-sTiRNA and MRI-1867, and to further advance the development of our other research and development programs, subject to the availability of additional funding.

Liquidity and Capital Resources

We have incurred losses since our inception and, as of December 31, 2020, we had an accumulated deficit of $14,501,739. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development costs and general and administrative expenses will continue to increase as we advance our drug candidates through the pre-clinical and clinical development processes and hire additional personnel and/or consultants to support such activities. As a result, we will need to raise additional capital to fund our operations. We expect to finance our cash needs primarily through equity and debt issuances. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. To enhance our liquidity and capital resources, we have, from time to time, issued convertible notes and warrants to various parties, including to related parties, to satisfy certain fees and other payables.

Since April 18, 2017 (inception) through December 31, 2020, we have funded our operations principally with approximately $9.0 million in gross proceeds from the sale of convertible notes, common stock, warrants and units comprised of common stock and warrants, and the exercise of a portion of such warrants, including aggregate gross proceeds of $3,162,500 from the sale of 575,000 shares of common stock at a public offering price of $5.50 per share in our IPO on December 18, 2020. As of December 31, 2020, we had cash of $1,832,100. Subsequent to the end of the fiscal year, on February 10, 2021, we completed a follow-on public offering of 1,150,000 shares of common stock, including the underwriters’ exercise, in full, of their over-allotment option, at a public offering price of $9.00 per share for aggregate gross proceeds of $10,350,000.

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

Based on our current financial resources and our expected level of operating expenditures, we believe that we will be able to fund our projected operating requirements for at least the next 12 months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress on our development programs than anticipated. Thereafter, we will need to obtain additional financing to fund future clinical trials for our drug candidates and other expenses. We expect to finance our cash needs primarily through debt and equity offerings. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of additional capital outlays and operating expenditures necessary to complete the development of our drug candidates. Thereafter, we will need to obtain additional financing to fund future clinical trials for our drug candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance of ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and for all other entities, the amendments arc effective for fiscal years beginning after December 15, 2021, and interim periods within that reporting period. We do not currently hold any leases and therefore adoption of ASU 2016-02 is not expected to have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, including EGCs, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The company’s early adoption of ASU 2017-11 on January 1, 2019 did not have a material impact on the consolidated financial statements.

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

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the consolidated financial statements as a result of future adoption.

Effect of Inflation and Changes in Prices

We do not believe that inflation and changes in prices will have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Scopus BioPharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scopus BioPharma Inc. and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of their consolidated operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, recurring cash used in operating activities, accumulated deficit and absence of revenue generation raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CITRIN COOPERMAN & COMPANY, LLP

We have served as the Company's auditor since 2017.

New York, New York

March 29, 2021

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$1,832,100	$36,747
Deferred offering costs	-	627,016
Prepaid expenses and other current assets	139,639	104,260

Total current assets	1,971,739	768,023

Property and equipment, net	2,329	3,659

Total assets	$1,974,068	$771,682

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,521,565	$854,541
Convertible notes payable, net	2,283,731	-

Total current liabilities	3,805,296	854,541

COMMITMENTS AND CONTINGENCIES (NOTE 8)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 14,577,597 and 12,509,024 shares issued and outstanding	14,578	12,509
Additional paid-in capital	14,224,000	3,577,533
Note receivable	(1,500,000)	-
Accumulated deficit	(14,501,739)	(3,639,447)
Accumulated other comprehensive loss	(68,067)	(33,454)
Total stockholders' deficit	(1,831,228)	(82,859)

Total liabilities and stockholders' deficit	$1,974,068	$771,682

See accompanying notes to the consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019
Revenues	$-	$-

Operating expenses:
General and administrative	$2,732,060	2,226,837
Research and development	7,423,786	463,112

Total operating expenses	10,155,846	2,689,949

Loss from operations	(10,155,846)	(2,689,949)

Other expense:
Interest expense	(706,446)	-

Net loss	(10,862,292)	(2,689,949)

Comprehensive loss:
Foreign currency translation adjustment	(34,613)	(23,890)

Total comprehensive loss	$(10,896,905)	$(2,713,839)

Net loss per common share:
Basic and diluted	$(0.81)	$(0.22)

Weighted-average common shares outstanding:
Basic and diluted	13,362,959	12,021,650

See accompanying notes to the consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2018	10,766,667	$10,767	$942,969	$-	$(949,498)	$(9,564)	$(5,326)

Issuance of units and warrants - net of issuance costs of $236,705	883,502	884	1,562,919	-	-	-	1,563,803

Warrant exercise	858,855	859	857,996	-	-	-	858,855

Stock-based compensation expense	-	-	213,649	-	-	-	213,649

Foreign currency translation adjustment	-	-	-	-	-	(23,890)	(23,890)

Net loss	-	-	-	-	(2,689,949)	-	(2,689,949)

Balances as of December 31, 2019	12,509,024	$12,509	$3,577,533	$-	$(3,639,447)	$(33,454)	$(82,859)

Issuance of common stock - net of issuance costs of $1,451,314	575,000	575	1,710,611	-	-	-	1,711,186

Issuance of units and warrants - net of issuance costs of $4,900	21,906	22	156,608	-	-	-	156,630

Issuance of warrants with Convertible Notes - net of issuance costs of $67,287	-	-	895,992	-	-	-	895,992

Exchange of warrants for Convertible Notes	-	-	(252,000)	-	-	-	(252,000)

Issuance of common stock and warrants for acquisition of in-process research and development	1,466,667	1,467	6,344,854	-	-	-	6,346,321

Issuance of warrants for Note Receivable	-	-	1,500,000	(1,500,000)	-	-	-

Stock-based compensation expense	-	-	270,407	-	-	-	270,407

Issuance of common stock for services	5,000	5	19,995	-	-	-	20,000

Foreign currency translation adjustment	-	-	-	-	-	(34,613)	(34,613)

Net loss	-	-	-	-	(10,862,292)	-	(10,862,292)

Balances as of December 31, 2020	14,577,597	$14,578	$14,224,000	$(1,500,000)	$(14,501,739)	$(68,067)	$(1,831,228)

See accompanying notes to the consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,862,292)	$(2,689,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,440	664
Issuance of common stock and warrants for acquisition of in-process research and development	6,346,321	-
Stock-based compensation	270,407	213,649
Issuance of common stock for services	20,000	-
Amortization of debt issuance costs and debt discount	549,962	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(35,245)	35,305
Accounts payable and accrued expenses	1,184,118	319,929

Net cash used in operating activities	(2,525,289)	(2,120,402)

Cash flows from investing activities:
Purchases of property and equipment	-	(4,251)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	3,162,500	-
Issuance costs related to the issuance of common stock	(845,426)	(214,937)
Gross proceeds from issuance of Convertible Notes and warrants	2,189,105	-
Issuance costs related to the issuance of Convertible Notes and warrants	(260,074)	-
Gross proceeds from issuance of units and warrants	111,530	1,776,500
Issuance costs related to the issuance of units and warrants	(4,900)	(236,705)
Proceeds from the exercise of warrants	-	858,855

Net cash provided by financing activities	4,352,735	2,183,713

Effects of changes in foreign currency exchange rates on cash	(32,093)	(23,973)

Net increase in cash	1,795,353	35,087

Cash, beginning of period	36,747	1,660

Cash, end of period	$1,832,100	$36,747

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Offering costs in accounts payable and accrued expenses	$175,558	$412,079
Convertible notes issued for offering costs and other services	448,730	-
Convertible notes issued in exchange for warrants	252,000	-
Warrants issued in lieu of cash for accounts payable	50,000	-
Units issued on advance deposit	-	24,008

Cash paid during the period for:
Interest	470	-

See accompanying notes to the consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of the Business

Nature of Operations

Scopus BioPharma Inc. (“Scopus”) and its subsidiary, Vital Spark, Inc. (“VSI”), are headquartered in New York, and its subsidiary, Scopus BioPharma Israel Ltd. (“SBI”), is headquartered in Jerusalem, Israel. Scopus, VSI and SBI are collectively referred to as the “Company”. The Company is a biopharmaceutical company developing transformational therapeutics targeting serious diseases with significant unmet medical needs.

In December 2020, the Company completed its initial public offering (“IPO”) (see Note 3).

Going Concern

The provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”) requires management to assess an entity's ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity's ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

The Company is an early-stage company and has not generated revenues to date. As such, the Company is subject to all of the risks associated with early-stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities which have been funded from the issuance of convertible notes, common stock, and warrants (see Notes 6 & 9). The Company does not expect to generate positive cash flows from operating activities in the near future, if at all, until such time it completes the development of its drug candidates, including obtaining regulatory approvals, and anticipates incurring operating losses for the foreseeable future.

The Company incurred net losses of $10,862,292 and $2,689,949 for the years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit of $14,501,739 and $3,639,447 as of December 31, 2020 and 2019, respectively. The Company’s net cash used in operating activities was $2,525,289 and $2,120,402 for the years ended December 31, 2020 and 2019, respectively. Further, while the Company has raised significant cash proceeds subsequent to year end (see Note 3), the Company still has significant obligations related to the Company’s Convertible Notes (see Note 6), certain research and development agreements (see Note 7), and operating expenses.

The Company’s ability to fund its operations is dependent upon management's plans, which include raising capital through issuances of debt and equity instruments, securing research and development grants, generating sufficient revenues, and controlling the Company’s operating expenses. A failure to raise sufficient financing, generate sufficient revenues, or control expenses, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives.

This evaluation is further impacted by the current spread of the COVID-19 coronavirus. While uncertain at this time, the extent of its impacts depends largely on the spread and duration of the outbreak, and may result in disruptions to capital raises, its employees, and vendors which could result in negative impacts to its operational and financial results.

Accordingly, management has concluded, based on the factors noted above, there is substantial doubt related to the Company's ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of the Business (Continued)

Going Concern (continued)

The Company’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the accounts of Scopus and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated.

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

Certain prior year amounts have been reclassified to conform to current year presentation.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Foreign Currency

The functional currency of Scopus and VSI is the US Dollar, and the functional currency of SBI is the Israeli New Shekel. All assets and liabilities of SBI are translated at the current exchange rate as of the end of the period and the related translation adjustments are recorded as a separate component of accumulated other comprehensive loss. Revenue and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from, or expected to result from, transactions denominated in a currency other than the functional currency are recognized in “General and administrative” expenses in the consolidated statements of comprehensive loss.

Comprehensive loss

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustment losses of $68,067 and $33,454, as of December 31, 2020 and 2019, respectively

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include those related to the fair value of common stock, warrants, stock-based compensation, debt, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets, and probability of meeting certain milestones. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows, specifically related to the Convertible Notes (see Note 6) and commitments to fund research and development (see Note 7). On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

Cash

The Company maintains its cash at major financial institutions with high credit quality. At times, the balance of its cash deposits may exceed federally insured limits, and there is no insurance on cash deposits within Israel. The Company has not experienced and does not anticipate any losses on deposits with commercial banks and financial institutions which exceed federally insured limits.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Computer equipment	3 years

Depreciation expense for the years ended December 31, 2020 and 2019 was $1,440 and $664, respectively.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs which includes the cost of patent licenses, contract research services, laboratory supplies, in-process research and development acquired, as well as development and manufacture of preclinical compounds and consumables.

Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees directly associated with in-process capital financings as deferred offering costs. Offering costs totaling $1,451,314 were recognized as a reduction of the proceeds of the Company’s IPO on December 18, 2020, of which $627,016 were deferred as of December 31, 2019 (see Note 3).

Financing Costs

The Company defers certain legal and other third-party financing costs directly associated with debt issuances as deferred financing costs. The deferred financing costs are recognized as an offset against the related issued debt and amortized using the effective interest rate method through maturity. Through December 31, 2020, the Company incurred $260,074 of financing costs which were allocated $192,787 and $67,287 to the Convertible Notes and W Warrants (see Note 6), respectively. For the year ended December 31, 2020, amortization of deferred financing costs was $95,305. As of December 31, 2019, there were no deferred financing costs.

Fair Value Measurement

Certain assets and liabilities are carried at fair value in accordance with U.S. GAAP. Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies, are as follows:

Level 1    Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2   Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets which are not active, or other inputs observable or can be corroborated by observable market data.

Level 3  Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of December 31, 2020 and 2019, the carrying amounts of the Company’s financial instruments, including cash, deferred offering costs, accounts payable and accrued expenses, and convertible notes payable, approximate their respective fair value due to the short-term nature of these instruments.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method, as required by FASB ASC Topic 740, Income Taxes (“Topic 740”). The Company provides for foreign, federal, and state income taxes currently payable, as well as for those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The Company and VSI file a consolidated U.S. federal and combined New York State and New York City income tax return, and SBI files a foreign income tax return with the Israel Tax Authority.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions as of December 31, 2020 and 2019.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with ASU 2018-07—Compensation—Stock Compensation (“Topic 718”). Under Topic 718, the Company measures, and records, compensation expense related to share-based payment awards (to employees and nonemployees) based on the grant date fair value using the Black-Scholes option pricing model. Forfeitures are recognized when they occur. The Company calculates the fair value of options granted using the Black-Scholes option-pricing model using the following assumptions:

Expected Volatility – Due to the lack of substantial company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar public companies. When selecting these companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Expected Term – The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has limited historical data upon which it can estimate the expected lives of the share-based payment awards and accordingly has used the simplified method allowable under SEC Staff Accounting Bulletin Topic 14 for employee holders and the contractual term for non-employee holders.

Risk-Free Interest Rate – The risk-free interest rate is based on the implied yield currently available on US Treasury zero-coupon issues with a term that is equal to the expected term of the options at the grant date.

Dividend Yield – The Company has not declared or paid dividends to date and does not anticipate declaring dividends in the foreseeable future. As such, the dividend yield has been estimated to be zero.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued)

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

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Years Ended December 31,
	2020	2019
Warrants	11,888,651	2,729,206
Convertible Notes (if converted)	6,415,683	-
Stock options	626,633	352,005
Contingent consideration in common stock	1,425,865	-
Total	20,356,832	3,081,211

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance of ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and for all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within that reporting period. The Company does not currently hold any leases and therefore its expected adoption of ASU 2016-02 on January 1, 2022, as an emerging growth company, is not expected to have a material impact on the consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, including EGCs, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The company’s early adoption of ASU 2017-11 on January 1, 2019 did not have a material impact on the consolidated financial statements.

As previously noted, the Company, as an emerging growth company, has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards, which allows us to defer adoption of certain accounting standards until those standards would otherwise apply to private companies unless otherwise noted.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the consolidated financial statements as a result of future adoption.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Initial Public Offering

On December 18, 2020, the Company completed an IPO of 575,000 shares of its common stock at a public offering price of $5.50 per share for aggregate gross proceeds, including the Company’s underwriters’ exercise, in full, of their over-allotment option, for a total of $3,162,500. The Company received aggregate net proceeds of $1,711,186 after deducting offering costs of $1,451,314. The Company’s common stock is listed on The Nasdaq Global Market under the symbol “SCPS”.

On February 10, 2021, the Company completed a follow-on public offering of 1,150,000 shares, including the Company’s underwriters’ exercise, in full, of their over-allotment option, of its common stock at a public offering price of $9.00 per share for aggregate gross proceeds of $10,350,000. The Company estimates aggregate net proceeds to be approximately $9,150,000 after deducting offering costs of approximately $1,200,000.

4.	Bioscience Oncology Transaction

On June 10, 2020, the Company completed the acquisition of Bioscience Oncology Pty. Ltd. (“Bioscience Oncology”), a pre-clinical biopharmaceutical company which held a single asset, the exclusive right to negotiate a license agreement for a STAT3 inhibitor drug candidate (the “STAT3 Inhibitor”) with City of Hope (see Note 7). The transaction was accounted for as an asset acquisition as the purchase primarily related to a single asset. The aggregate upfront expense, including the upfront license fees paid to City of Hope totaled approximately $7.2 million, composed of approximately $0.9 million, which was paid in cash, and the issuance of approximately $5.9 million and $0.5 million of common stock and W Warrants, respectively. Pursuant to asset acquisition accounting, acquired in-process research and development with no alternative future use is expensed at acquisition. Accordingly, this amount was recognized in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss during the year ended December 31, 2020. Under the terms of the agreement, Bioscience Oncology is eligible to receive additional contingent consideration of up to approximately 2.5 million common shares upon the achievement of specified milestones payable in shares of the Company’s common stock, which will be recorded when it is determined the corresponding milestones are probable to be achieved.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of:

	December 31,	December 31,
	2020	2019
Professional fees	$659,446	$559,706
Research and development expenses	305,870	61,550
Management service fees and expenses	308,246	70,197
Convertible Notes interest payable	156,014	-
Other accounts payable and accrued expenses	91,989	163,088
Total accounts payable and accrued expenses	$1,521,565	$854,541

Amounts due to related parties included in accounts payable and accrued expenses totaled $308,246 and $77,342 as of December 31, 2020 and 2019, respectively (see Note 11, Related Party Transactions).

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Debt

In April 2020, the Company amended the terms of its December 2019 Private Placement (see Note 9) to issue convertible promissory notes (“Convertible Notes”) with W Warrants (“Convertible Notes Private Placement”) in an initial principal amount of up to $3,000,000. The Convertible Notes have an annual interest rate of 10% and a scheduled maturity on the earlier of July 31, 2021 or a change of control of the Company (the “Maturity Date”). For each $1.00 of initial principal, the purchaser also received one W Warrant. Prior to the Maturity Date, the holder may elect to convert each $1.00 of initial principal amount of Convertible Notes plus accrued and unpaid interest into W Warrants at a conversion price of $0.50 per W Warrant.

Through December 31, 2020, the Company issued an aggregate initial principal amount of $2,001,605 of Convertible Notes as part of the Convertible Notes Private Placement for net cash proceeds of $1,741,531 in cash after issuance costs of $260,074, of which $192,787 was recognized as deferred financing costs and the remaining $67,287 as a reduction of the proceeds allocated to the attached W Warrants.

Between February 2020 and June 2020, the Company issued convertible notes on identical terms to those of the Convertible Notes Private Placement to HCFP/Portfolio Services LLC (“Portfolio Services”) (see Note 9), investors and vendors, on a direct basis, in an aggregate initial principal amount of $636,230 for $187,500 in cash with the balance as consideration for legal and management services rendered and payable.

Investors who purchased W Warrants in the December 2019 Private Placement prior to the amendment of its terms were provided the option to surrender two W Warrants for the purchase of $1.00 of initial principal amount of Convertible Notes. On September 28, 2020, all holders of W Warrants purchased in the December 2019 Private Placement elected to surrender their W Warrants and, accordingly, the Company issued an aggregate principal amount of $252,000 of Convertible Notes in exchange for 504,000 surrendered W Warrants of equivalent fair market value.

The Convertible Notes principal amount of $2,889,835, reduced for issuance costs of $260,074, was allocated to the Convertible Notes and W Warrants, based on their respective relative fair value, resulting in an allocation of $1,733,769 and $895,992 to the Convertible Notes and W Warrants, respectively. The resulting difference between the principal amount and the amount allocated to Convertible Notes of $1,156,066 is being recognized as debt discount and deferred financing costs, amortized as interest expense over the term of the Convertible Notes. The amount allocated to the W Warrants was recognized as an increase to “Additional paid-in capital” in the accompanying consolidated statements of stockholders’ equity (deficit) under the caption “Issuance of units and warrants.”

Balances related to the Convertible Notes as of December 31, 2020 included:

December 31,
2020
Convertible Notes principal amount	$2,889,835
Unamortized discount	(508,622)
Deferred financing costs	(97,482)
Convertible notes payable, net	$2,283,731

Interest expense for the year ended December 31, 2020 totaled $705,976, and is included in “Interest expense, net” in the accompanying consolidated statements of comprehensive loss. For the year ended December 31, 2020, interest expense includes $156,014 of interest expense and $549,962 of debt discount and amortization of deferred financing costs.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Research and Development Agreements

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

Patent fee reimbursement under the Patent License Agreement was $26,720 and $25,920 for the years ended December 31, 2020 and 2019, respectively. These costs are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

Pursuant to the terms of the Patent License Agreement, VSI is required to make minimum annual royalty payments of $25,000. The Company paid the first annual payment of $25,000 in January 2019, which is included in “General and administrative” expenses in the accompanying consolidated statements of comprehensive loss. Subsequent minimum annual royalty payments are due and payable on January 1 of each calendar year and shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. The Company paid the second annual payment of $25,000 in December 2019, which is included in “Prepaid expenses” in the accompanying consolidated balance sheets. During the year ended December 31, 2020, this $25,000 royalty expense was recognized in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss. The third annual payment of $25,000 was made in January 2021.

The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. Through December 31, 2020, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through December 31, 2020, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through December 31, 2020, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

Cooperative Research and Development Agreement

Effective January 11, 2018, VSI signed a two-year Cooperative Research and Development Agreement (the “CRADA Agreement”) with the NIH for preclinical testing relating to the Patent License Agreement described above. Pursuant to the terms of the CRADA Agreement, each party will provide scientific staff and other support necessary to conduct the research and other activities described in the research plan. This agreement was subsequently amended to defer funding for year two subject to additional testing by NIH and approval of the results by VSI. On May 7, 2019, the Company made the first of two equal payments of $55,870 to NIH. As of December 31, 2020, the second payment of $55,870 is outstanding and subject to delivery of final research results.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Research and Development Agreements (Continued)

Cooperative Research and Development Agreement (continued)

Total expenses incurred in connection with the CRADA Agreement for the years ended December 31, 2020 and 2019 amounted to $31,039 and $80,701, respectively. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss. As of December 31, 2020 and 2019, $55,870 and $24,831 were recognized in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets, respectively.

Memorandums of Understanding

Effective July 28, 2018, SBI entered into two Memorandums of Understanding (“MOUs”) with Yissum Research Development Company (“Yissum”) of the Hebrew University of Jerusalem Ltd. (“Hebrew University”). Research under the Yissum MOUs was completed in December 2019 and March 2020, respectively, resulting in the license agreements below.

The fees incurred in connection with these MOU’s for the years ended December 31, 2020 and 2019 amounted to $29,768 and $215,740, respectively. These fees are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss. The Company also recorded a prepaid expense of $29,646 in connection with these MOU’s which are included in “Prepaid expenses” in the accompanying consolidated balance sheets as of December 31, 2019.

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of cannabidiol with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company will be obligated to make payments upon the achievement of certain clinical development and product approval milestones. From March 5, 2019 through December 31, 2020, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements. Further, none of the milestones in the agreement have been reached and therefore as of December 31, 2020, there is no obligation to make any milestone payments.

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached and, therefore, as of December 31, 2020, there is no obligation to make any milestone payments.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Research and Development Agreements (Continued)

City of Hope License Agreement and Sponsored Research Agreement

In June 2020, the Company entered into an exclusive, worldwide license agreement with City of Hope relating to the STAT3 Inhibitor (the “COH License Agreement”). In addition to the COH License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with City of Hope relating to the STAT3 Inhibitor. The Company obtained the right to negotiate the COH License Agreement with City of Hope from Bioscience Oncology as part of the Bioscience Oncology transaction (see Note 4). Under the terms of the COH License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the COH License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the COH License Agreement have been reached and therefore as of December 31, 2020, there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at City of Hope for two years in accordance with a predetermined funding schedule. Total expenses incurred in connection with the SRA were $138,889 for the year ended December 31, 2020. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

8.	Commitments and Contingencies

Research and Development Agreements

The Company has entered into various research and development agreements which require the Company to provide certain funding and support. See Note 7 for further information regarding these agreements.

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

9.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time-to-time by the Company’s board of directors. Authority is expressly vested in the board of directors to authorize the issuance of one or more series of preferred stock. All 20,000,000 shares remained unissued as of December 31, 2020.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares of common stock then outstanding) by an affirmative vote of the holders of a majority of the common stock.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stockholders’ Equity (Continued)

Common Stock (continued)

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

Equity Units

The Company received $24,008 in 2018 relating to 16,005 units comprising one share of common stock and two warrants at a price of $1.50 (the “$1.50” Units”) which were subsequently issued in January 2019 following the increase in number units offered. The Company recorded the $24,008 as an advance deposit on equity units as of December 31, 2018, which was reclassified to equity upon issuance of the applicable $1.50 Units in January 2019. During the year ended December 31, 2019, the Company sold an additional 717,328 $1.50 Units resulting in net proceeds of $1,071,230 after issuance costs.

The holders of the warrants included in the $1.50 Units (“$1.50 Unit Warrants”) discussed above have the same rights to receive dividends or other distribution of assets as the holders of common stock. As such, these $1.50 Unit Warrants are considered participating securities under the two-class method of calculating the net loss per share. The Company has incurred net losses to date, and as the holders of these $1.50 Unit Warrants are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the years presented.

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

On February 4, 2020, the Company offered up to 200,000 Series A units at a price of $5.00 per unit in a Regulation A+ Tier II offering (the “A Units”). Each A Unit consists of one share of the Company’s common stock and two Series W Warrants (“W Warrants”). Each W Warrant is exercisable for one Series B Unit (“B Unit”). Each B Unit consists of one share of common stock and one Series Z Warrant (“Z Warrant”). Each Z Warrant is exercisable for one share of common stock. The exercise price of the W Warrant is $4.00, and the exercise price of the Z Warrant is $5.00. The W Warrants and Z Warrants will be exercisable commencing on October 1, 2021 and July 1, 2022, respectively, and expire on September 30, 2026 and June 30, 2027, respectively, unless previous exercised. During the year ended December 31, 2020, the Company issued 21,906 of the A Units resulting in net proceeds of $104,830 after issuance costs.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stockholders’ Equity (Continued)

Warrants

On October 3, 2018, the Company issued a warrant to Yissum, entitling Yissum to purchase up to 450,000 shares (“Warrant Shares”) of the Company’s common stock at an exercise price of $1.50 per share of common stock and which warrant expires on October 3, 2025. This warrant was issued as consideration to Yissum in connection with the execution of the MOUs (see Note 7). Upon issuance of this warrant, it was immediately exercisable for 50,000 Warrant Shares. Additional Warrant Shares vest upon the execution of license agreements within a specified number of days upon notice by the Company of its intent to enter into such license agreements.

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

Effective March 5, 2019 and August 8, 2019, the Company entered into separate license agreements with Yissum with respect to the results and intellectual property generated from research being conducted at Hebrew University under one of the MOUs (see Note 7). As a result of the first and second license agreements being executed within a specified period after notice, the Company recognized compensation expense in connection with the vesting of an additional 50,000 and 100,000 Warrant Shares, respectively.

The estimated fair value of the Yissum Warrant Shares at grant date was $0.59 per Warrant Share, calculated using Black-Scholes option pricing model using the following assumptions: fair value of underlying common stock of $1.00; contractual life of 7 years; risk free interest rate of 3.06%; volatility of 68%; and dividend yield of 0%. There has been no history of dividend payments and there are no expectations of dividend payments during the next several years.

Related to the license agreements above, the Company recognized stock-based compensation expense related to the Warrant Shares during the year ended December 31, 2019 of $89,151. This expense is included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

On December 10, 2019, the Company offered up to 1,000,000 W Warrants at a price of $0.50 per W Warrant in a private placement transaction (“December 2019 Private Placement”). In December 2019 and January 2020, the Company issued 500,000 and 4,000 W Warrants resulting in net proceeds of $138,432 and $1,800, respectively, after issuance costs. In April 2020, the Company amended the terms of the December 2019 Private Placement as described in the Convertible Notes Private Placement (see Note 6).

On July 16, 2020 and in connection with the initial closing of the Company’s Series A Units, all of the Company’s outstanding warrants, including any X Warrants but excluding the Yissum Warrant Shares, automatically became an equal number of W Warrants. For presentation purposes, the term “W Warrants” is used throughout these notes in cases where the warrants referenced have subsequently become W Warrants.

In conjunction with the Convertible Notes issued during the year ended December 31, 2020, the Company issued 2,889,835 W Warrants (see Note 6). In addition, on April 1, 2020, 100,000 W Warrants were issued in connection with satisfying an outstanding account payable for legal services rendered.

On June 5, 2020, the Company issued to HCFP/Capital Partners 18B-2 LLC (“CP18B2”) 3,000,000 W Warrants in consideration of a $1.5 million contingent promissory note (“Note Receivable”). The Note Receivable accrues interest at a rate of 1% per annum. Payment of this Note Receivable is contingent on exercise or sale of the W Warrants prior to their expiration. If the W Warrants have not been sold or exercised prior to their expiration by CP18B2, no payment of principal and interest of the Note Receivable is required.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stockholders’ Equity (Continued)

Warrants (continued)

On September 28, 2020, all of the investors who purchased W Warrants in the December 2019 Private Placement, prior to the amendment of its terms, surrendered 504,000 W Warrants in exchange for Convertible Notes (see Note 6).

The table below summarizes all warrant activity for the year ended December 31, 2020:

	Warrants	Weighted-average Exercise Price
Outstanding at December 31, 2019	2,391,483	$2.10
Issued	6,996,955	4.00
Exercised	-	-
Surrendered	(504,000)	4.00
Forfeited	-	-
Outstanding at December 31, 2020	8,884,438	$3.93

Warrants exercisable at December 31, 2020	250,000	$1.50

As of December 31, 2020, the remaining contractual term of the outstanding warrants was 5.70 years.

10.	Stock Options

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

In addition, in connection with the Company’s IPO (See Note 3), the Company granted an option to purchase 57,500 shares of the Company’s common stock to the underwriter.

The assumptions used to calculate the fair value of stock options granted is as follows:

	Years Ended December 31,
	2020	2019
Weighted-average common stock price	$5.50	$2.00
Expected dividend rate	0%	0%
Expected option term (years)	3.5 – 5.0	6.0 – 10.0
Weighted-average expected stock price volatility	80%	87%
Risk-free interest rate	0.37%	1.6% – 2.1%

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock Options (Continued)

Stock option activity is summarized as follows for the years ended December 31, 2020 and 2019, respectively:

	Options	Weighted-average Exercise Price	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2018	175,000	$1.50	$0.70
Granted	425,000	3.00	1.41
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2019	600,000	$2.56	$1.21
Granted	657,500	5.62	3.06
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2020	1,257,500	$4.16	$2.17
Vested and exercisable at December 31, 2020	340,739	$2.49	$1.18
Unvested at December 31, 2020	916,761	$4.78	$2.54

Stock-based compensation associated with vesting options was $270,407 and $124,498 for the years ended December 31, 2020 and 2019, respectively. This cost is included in “General and administrative” expenses in the accompanying consolidated statements of comprehensive loss. As of December 31, 2020, total unrecognized stock-based compensation expense of $2,140,896 is expected to be recognized over the remaining weighted-average contractual vesting term of 2.36 years.

11.	Related Party Transactions

The Company has a management services agreement, as amended, with Portfolio Services, an affiliated entity, to provide management services to the Company including, without limitation, financial and accounting resources, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers and other services as agreed upon between the parties. The Company pays Portfolio Services a monthly management services fee plus related expense reimbursement and provision of office space and facilities. The monthly management services fee was increased from $25,000 to $40,000 effective July 1, 2019, and from $40,000 to $50,000 effective July 1, 2020. The monthly facilities fee increased from $1,500 to $3,000 effective May 1, 2019.

For the years ended December 31, 2020 and 2019, the Company incurred expenses of $576,000 and $420,000, respectively, related to this management services agreement. The costs are included in “General and administrative” expenses in the accompanying consolidated statements of comprehensive loss. Amounts prepaid to Portfolio Services were $0 and $40,000 as of December 31, 2020 and 2019, respectively, and are included in “Prepaid expenses” on the accompanying consolidated balance sheets. Amounts payable to Portfolio Services related to the management services agreement were $109,000 as of December 31, 2020 and no amounts were payable as of December 31, 2019. These amounts due are included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

On September 1, 2017, the Company entered into a management services agreement, as amended, with Clil Medical Ltd. (“Clil”) for Morris C. Laster, M.D., the sole principal of Clil, to serve as the Company’s Chief Executive Officer. The Company shall pay Clil a monthly management services fee, plus related expense reimbursements. This agreement was in effect for a period of one year and is automatically renewable for successive one-year terms unless terminated prior to the end of such term as set forth in the management services agreement. Effective January 1, 2019 the monthly management services fee was increased from $10,000 to $25,000 per month. As contemplated in connection with the Bioscience Oncology transaction, this management services agreement was terminated in June 2020 and is intended to be replaced by a new agreement for services relating to Dr. Laster, although there can be no assurance that the Company will enter into any such agreement.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Related Party Transactions (Continued)

For the years ended December 31, 2020 and 2019, the Company incurred expenses of $128,333 and $301,442, respectively, related to this management services agreement. These costs are included in “General and administrative” expenses in the accompanying consolidated statements of comprehensive loss. As of December 31, 2020 and 2019, the total amounts due to Clil were $198,530 and $70,197, respectively, and are included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

On June 10, 2020, the Company entered into a management services agreement with Kiliniwata Investments Pty, Ltd (“Kiliniwata”) for Paul E. Hopper, an affiliate of Kiliniwata, to serve as the Company’s Co-Chairman, a position from which he resigned in October 2020 in order to commit greater time to another biopharmaceutical company unrelated to the Company. The Company paid Kiliniwata a monthly management services fee of $12,500, plus related expense reimbursements. For the year ended December 31, 2020, the Company incurred expenses of $58,333 related to this management services agreement. As of December 31, 2020, there was no amount due to Kiliniwata.

HCFP/Strategy Advisors LLC (“Strategy Advisors”), an affiliated entity, provides strategy advisory and consulting services to the Company from time to time. During the years ended December 31, 2020 and 2019, the Company expensed and paid Strategy Advisors an aggregate of $0 and $200,000, respectively. These costs are included in “General and administrative” expenses in the accompanying consolidated statements of comprehensive loss.

On March 28, 2019, the Company entered into an agreement with HCFP/Capital Markets LLC (“Capital Markets”), an affiliated entity, to serve as the exclusive placement agent in a private offering of the Company’s securities (the $3.00 Units – see Note 9). For the years ended December 31, 2020 and 2019, the Company paid Capital Markets $0 and $95,051, respectively, for certain documentation and placement fees and a non-accountable expense allowance for such services in accordance with the terms of the related agreement.

On December 10, 2019, the Company entered into an agreement with Capital Markets to serve as the exclusive placement agent in a private offering of the Company’s securities (the “December 2019 Private Placement” – see Note 9). HCFP/Direct Investments LLC (“Direct Investments”), an affiliated entity, purchased 224,000 W Warrants in the December 2019 Private Placement on the same terms as the non-affiliated investors, which were subsequently surrendered for Convertible Notes in September 2020 (see Note 6). The Company shall pay placement agent fees and a non-accountable expense allowance for such services in accordance with the terms of the related agreement. For the year ended December 31, 2020, the Company incurred and paid expenses of $201,561, respectively, in connection with this agreement. For the year ended December 31, 2019, the Company incurred expenses of $25,000 and paid $18,500 during the year. The remaining $6,500 was included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets as of December 31, 2019 and paid in January 2020.

In January, February and May 2020, Direct Investments advanced a total of $60,662 to the Company, which were subsequently repaid in April and July 2020 in full, including $470 in interest.

On April 9, 2020, one of the Company’s directors invested $7,500 in the Notes issued as part of the Company Direct Offering. On June 1, 2020, Portfolio Services was issued an aggregate principal amount of $200,000 of Notes under the Company Direct Offering as consideration for management services rendered. On June 5, 2020, the Company issued to CP18B2, an affiliated entity, 3,000,000 W Warrants in consideration of a Note Receivable (see Note 9).

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Related Party Transactions (Continued)

Related party amounts included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets were as follows:

	December 31,	December 31,
	2020	2019
Portfolio Services	109,640	-
Clil Medical Ltd.	198,530	70,197
HCFP LLC	76	645
Capital Markets	-	6,500
Total	308,246	77,342

12.	Income Taxes

The components of the income tax benefit are as follows:

	For the Years Ended December 31,
	2020	2019
Current:
Federal, State, Foreign	$352	$-
Deferred:
Federal	1,002,280	519,147
State	731,242	253,681
Foreign	37,875	66,458
Total deferred taxes	1,771,397	839,286

Valuation allowance	(1,771,397)	(839,286)

Net deferred taxes	$-	$-

The reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2020 and 2019 is as follows:

	For the Years Ended December 31,
	2020	2019
Statutory federal tax	$(2,281,032)	$(564,889)
Meals and entertainment	103	10,909
Stock-based compensation	9,268	11,585
In-process R&D	1,278,844
Non-deductible expenses	-	28,424
State and local taxes	(731,242)	(252,605)
Foreign taxes	(29,489)	(71,475)
Other	(17,849)	(1,235)
Change in valuation allowance	1,771,397	839,286
Income tax expense (benefit)	$-	$-

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Start-up costs	$31,244	33,848
Patents	443,456	71,585
Non-qualified stock options	161,016	78,920
Net operating losses	2,170,279	908,401
OCI – Unrealized foreign exchange loss	23,548	11,573
Foreign research costs	23,218	29,610
Interest expense	12,260	-
Foreign net operating loss	95,652	55,540
Fixed assets	168	-
Total deferred tax assets	$2,960,841	$1,189,477
Deferred tax liabilities:
Depreciation	-	(32)
Valuation allowance	(2,960,841)	(1,189,445)
Net deferred tax assets	—	—

The Company has available approximately $11,000 of U.S. net operating loss carryovers which expire by 2037, and $6,262,500 and $416,000 of Federal US and foreign net operating losses carryovers, respectively, with indefinite lives. In addition, the Company has available approximately $6,273,000 of state net operating loss carryovers that begin to expire in 2037. ASC 740 requires a “more likely than not” criterion be applied when evaluating the realization of a deferred tax asset. Management does not expect that it is more likely than not that the Company will generate sufficient taxable income in future years to utilize the deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against the deferred tax assets.

As of December 31, 2020, the fiscal tax years 2017 through 2019 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

Under the provisions of Section 382 of the Internal Revenue Code, net operating loss and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the Internal Revenue Code. The 2020 IPO and future owner or equity changes could result in limitations on net operating loss and credit carryforwards. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize net operating loss carryforwards.

13.	Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes, including the Company's follow-on public offering completed in February 2021 (see Note 3), or as set forth below.

On January 27, 2021, the Company announced that it intends to effectuate an exchange offer pursuant to which the Company's common stock would become exchangeable for new units ("X Units"). Each X Unit issuable pursuant to this exchange offer would be composed of one share of common stock, identical to the Company's currently outstanding common stock, and one newly-issuable warrant exercisable for one share of common stock at an exercise price of $9.00 per share. Holders of common stock would be entitled to receive one X Unit for each share of common stock tendered. Holders of common stock would be able to tender all, some or none of their common stock. Shares of common stock not tendered would remain outstanding and unmodified.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were effective based on the COSO criteria.

The Company is not required by current SEC rules to include and does not include an auditor’s attestation report. The Company’s registered public accounting firm has not attested to management’s reports on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report.

	(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

	(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

	(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	1/28/21	3.1
3.2	Amended and Restated By-laws of the Registrant				Filed
4.1	Form of Common Stock Certificate	S-1/A	8/15/19	4.1
4.2	Form of Common Stock Purchase Warrant	S-1/A	11/1/19	10.13
4.3	Form of W Warrant Certificate	1-A/A	1/16/20	3.2
4.4	Form of Warrant Agreement	1-A/A	1/16/20	3.3
4.5	Form of A Unit Certificate	1-A/A	1/16/20	3.4
4.6	Form of Warrant Issued to Yissum Research Development Corporation of the Hebrew University of Jerusalem, Ltd.	S-1/A	8/15/19	4.6
4.7	Form of Convertible Promissory Note	1-K	5/15/20	3.9
4.8	Form of Underwriter Share Purchase Option	1-A/A	1/26/21	3.10
4.9	Description of securities registered under Section 12 of the Exchange Act of 1934				Filed
10.1	2018 Equity Incentive Plan*	10-Q	1/28/21	10.1
10.2	Clil Medical Ltd. Management Services Agreement*	1-A/A	9/2/20	6.8
10.3	HCFP/Strategy Advisors LLC Management Services Agreement*	1-A/A	9/2/20	6.9
10.4	HCFP/Strategy Advisors LLC/Portfolio Services LLC Assignment Agreement*	1-K	5/15/20	6.10
10.5	Amendment to HCFP/Portfolio Services LLC Management Services Agreement*	1-K	5/15/20	6.11
10.6	Second Amendment to HCFP/Portfolio Services LLC Management Services Agreement*	1-K	5/15/20	6.12
10.7	Amended and Restated Employment Agreement with Ashish P. Sanghrajka*	1-A/A	7/22/20	6.15
10.8	Kilinwata Investments Pty Ltd Management Services Agreement*	1-A/A	8/10/20	6.19
10.9	Memorandum of Understanding for Dr. Alexander Binshtok research with Yissum Research Development Company Hebrew University of Jerusalem Ltd. dated as of July 28, 2018†	1-A/A	9/2/20	6.1
10.10	Memorandum of Understanding for Dr. Dmitry Tsvelikhovsky with Yissum Research Development Company Hebrew University of Jerusalem Ltd. dated as of July 28, 2018†	1-A/A	9/2/20	6.2
10.11	Cooperative Research and Development Agreement with the National Institutes of Health†	1-A/A	9/2/20	6.3
10.12	Second Amendment to Cooperative Research and Development Agreement†	1-A/A	9/2/20	6.4
10.13	Patent Health Service License Agreement with the National Institutes of Health†	1-A/A	9/2/20	6.5
10.14	Research and License Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., dated March 5, 2019†	1-A/A	9/2/20	6.6
10.15	Research and License Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., dated August 8, 2019†	1-A/A	9/2/20	6.14
10.16	Form of Scientific Advisory Board Member Agreement	S-1/A	8/15/19	10.7
10.17	Exclusive License Agreement with City of Hope for CO-sTiRNA†	1-A/A	9/2/20	6.17
21.1	List of Subsidiaries	S-1/A	8/15/19	21.1
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rulel 406 under the Securities Act of 1933, as amended, and such exhibit without omissions has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2021	SCOPUS BIOPHARMA INC.

	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes both Joshua R. Lamstein and Robert J. Gibson or either of them acting in the absence of the others, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the United States Securities and Exchange Commission.

Signature	Title	Date

/s/ Joshua R. Lamstein	Chairman and Director	March 29, 2021
Joshua R. Lamstein	(Principal Executive Officer)

/s/ Robert J. Gibson	Vice Chairman, Secretary, Treasurer and Director	March 29, 2021
Robert J. Gibson	(Principal Financial Officer and Principal Accounting Officer)

	Director	March 29, 2021
Ashish P. Sanghrajka

/s/ Ira Scott Greenspan	Director	March 29, 2021
Ira Scott Greenspan

	Director	March 29, 2021
Paul E. Hopper

	Director	March 29, 2021
David S. Battleman M.D.

/s/ David A. Buckel	Director	March 29, 2021
David A. Buckel

/s/ Raphael Hofstein Ph.D.	Director	March 29, 2021
Raphael Hofstein Ph.D.

/s/ David Weild IV	Director	March 29, 2021
David Weild IV