Form 10-K/A
period 2020-12-31
Scopus BioPharma Inc.
filed 2021-04-29
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

There were 15,727,597 shares of registrant’s Common Stock outstanding as of April 23, 2021.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Scopus BioPharma Inc. (“we,” “us,” “our,” “company,” or “Scopus”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”), to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Original Filing”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2021 (“Original Filing Date”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment No. 1 hereby amends and restates in its entirety the cover page and Items 10 through 14 of Part III of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table contains the name and age of our executive officers, directors and advisors as of April 23, 2021.

Name	Age	Position Held
Joshua R. Lamstein	51	Chairman and Director
Robert J. Gibson, CFA	41	Vice Chairman, Secretary, Treasurer, and Director
Ashish P. Sanghrajka	47	President and Director
Aharon Schwartz, Ph.D.	76	Senior Scientific Advisor and Executive Chairman - Scopus Israel
Ira Scott Greenspan	62	Senior Advisor, Director and Executive Committee Chairman
David S. Battleman, M.D.	54	Director
David A. Buckel, CMA	59	Director
Raphael (“Rafi”) Hofstein, Ph.D	71	Director
Paul E. Hopper	64	Director
David Weild IV	64	Director
David Silberg	71	Senior Advisor — Scopus Israel

Joshua R. Lamstein has been a Chairman and a director since our inception. Mr. Lamstein became sole Chairman in October 2020. Since 2014, Mr. Lamstein has also been Vice Chairman of HCFP and Co-Chairman and Co-Managing Partner of HCFP/Capital Partners. HCFP/Capital Partners is a co-founder of Scopus. Mr. Lamstein is also a senior officer and/or director of other portfolio companies of HCFP/Capital Partners, including serving as Co-Chairman of GSP Nutrition Inc., which markets nutritional supplements under the Sports Illustrated brand name. He also serves as a Venture Partner of a seed-stage venture fund with approximately $100 million of assets under management. Mr. Lamstein has worked in venture capital and private equity for over 20 years, including as a Managing Director of GF Capital Private Equity Fund, a $240 million middle market private equity fund, and as a Partner of LMS Capital, a FTSE 250 London Stock Exchange-listed investment trust. Mr. Lamstein initiated the trust’s presence in San Francisco and Silicon Valley. He began his career in private equity at Apollo Advisors, a global alternative investment manager now known as Apollo Global Management, Inc. Prior thereto he was an investment banker in New York and London at Lehman Brothers. Mr. Lamstein has been a member of the board of directors of numerous private and public companies including, in his capacity as a Venture Partner, the following portfolio companies: Canvs.ai, Feed.fm, Rocksbox and TrueAnthem. Previously, from 2013 until 2018, Mr. Lamstein was a director of Penske Media Group, a private global media company, as a designee of the Quadrangle Group, a private equity firm. Mr. Lamstein is also a Senior Advisor to John Snow, Inc. and JSI Research & Training Institute, Inc., a non-profit global public health management consulting and research organization dedicated to improving the health of individuals and communities throughout the world. Mr. Lamstein is also on the Board of Trustees of World Education, Inc., a non-profit organization that provides training and technical assistance in literacy, health and HIV and AIDS education around the world. We believe Mr. Lamstein is well-qualified to be on our board of directors due to his broad experience in private equity, venture capital, and investing in and managing early-stage ventures, his widespread relationships in the private equity and venture capital communities and his knowledge of public healthcare. Mr. Lamstein received his B.A., with honors, from Colgate University and his M.B.A. from the MIT Sloan School of Management.

Robert J. Gibson, CFA has been Vice Chairman, Secretary and Treasurer and a director since our inception. Since May 2016, Mr. Gibson also has been an Executive Vice President of HCFP and Co-Chairman of HCFP/Capital Markets LLC, a middle-market investment bank. Until joining HCFP, Mr. Gibson was Senior Vice President — Investment Banking, specializing in biotechnology, biopharmaceutical and specialty pharmaceutical companies, at CRT Capital Group LLC, a middle market investment bank. Mr. Gibson rejoined CRT in 2014 after having been previously employed at such firm from 2003 to 2008, most recently as a Vice President — Investment Banking, specializing in healthcare. Mr. Gibson began his career in the Healthcare Investment Banking Group at Bear, Stearns & Co. Inc. From 2009 to 2014, Mr. Gibson was Senior Vice President, overseeing healthcare investments, at Balance Point Capital Partners, L.P., a middle market private equity fund, which, together with a related fund, then had approximately $150 million of assets under management. We believe Mr. Gibson is well-qualified to be on our board of directors due to his extensive experience in both investment banking and private equity, including advising, raising capital, and investing in biotechnology, biopharmaceutical specialty pharmaceutical and other healthcare companies. Mr. Gibson is a Chartered Financial Analyst, or CFA. Mr. Gibson received his B.A., magna cum laude, from Amherst College.

Ashish P. Sanghrajka has been our President since August 2019 and became a director in June 2020. For more than 25 years prior to joining us, Mr. Sanghrajka was an investment banker across multiple sectors, with a particular concentration in biotechnology, biopharmaceuticals, and pharmaceuticals. Most recently, Mr. Sanghrajka was Managing Director — Equity Capital Markets, at Mizuho Securities USA LLC, the U.S. capital markets affiliate of one of the world’s largest financial institutions. Prior to joining Mizuho in 2011, Mr. Sanghrajka was a Managing Director in the United States for Collins Stewart, a leading U.K.-based growth company investment bank, which acquired C.E. Unterberg, Towbin and subsequently was acquired by Canaccord Financial Inc. From 2002 to 2010, Mr. Sanghrajka was the Managing Partner of BIO-IB, a boutique investment bank specializing in licensing/partnering and mergers and acquisitions for emerging private and publicly-held healthcare companies, with an emphasis on biotechnology, biopharmaceuticals and pharmaceuticals. From 1994 to 2002, Mr. Sanghrajka was an investment banker specializing in healthcare and other growth sectors at ABN Amro Rothschild (including predecessors ING Barings and Furman Selz). Mr. Sanghrajka has served as a board member of numerous private and public companies and non-profit organizations, including the Lung Cancer Research Foundation. We believe Mr. Sanghrajka is well-qualified to be on our board of directors due to his extensive experience in licensing, partnering, mergers and acquisitions and investment banking and capital markets for biotechnology and biopharmaceutical companies and his extensive relationships with private equity and venture capital firms and other institutional investors specializing in biotechnology and biopharmaceutical investments. Mr. Sanghrajka also maintains close relationships with leading Wall Street investment bankers and research analysts specializing in biotechnology and biopharmaceutical industries. Mr. Sanghrajka received his B.S. in Engineering and Applied Sciences from the University of Rochester and his Certificate in Finance from the University of Rochester Simon Business School.

Aharon Schwartz, Ph.D. is a Senior Scientific Advisor to us and Executive Chairman of Scopus BioPharma Israel Ltd, or Scopus Israel. Since 2004, Dr. Schwartz has been the Chairman of the Board of BioLineRx Ltd. (Nasdaq: “BLRX”), and a director of Foamix Pharmaceuticals Ltd. (Nasdaq: “FOMX”) and Protalix BioTherapeutics, Inc. (NYSE American: “PLX”), all publicly-traded biopharmaceutical/specialty pharmaceutical companies. From 1975 to 2011, Dr. Schwartz served in various management positions at Teva Pharmaceutical Industries Limited (NYSE: “TEVA”), most recently as Vice President — Head of Teva Innovative Ventures. Dr. Schwartz’s prior positions at Teva included Vice President — Strategic Business Planning and New Ventures; Vice President — Global Products Division; Vice President — Copaxone Division; Vice President — Business Development; and Head of the Pharmaceuticals Division. Dr. Schwartz received his B.Sc. in Chemistry and Physics from Hebrew University, his M.Sc. in Organic Chemistry from the Technion and his Ph.D. from the Weizmann Institute of Science. Dr. Schwartz also holds an additional Ph.D. in history and philosophy of science from Hebrew University.

Ira Scott Greenspan has been a Senior Advisor and director since our inception and Executive Committee Chairman since May 2019. Mr. Greenspan is Chairman and Chief Executive Officer of HCFP and Co-Chairman and Co-Managing Partner of HCFP/Capital Partners, and certain other affiliates of HCFP. Each of HCFP and Mr. Greenspan is a co-founder of Scopus. For more than 25 years, Mr. Greenspan has been a senior executive, partner and/or director of HCFP and its predecessors and related entities, including having served as Chairman and Co-Managing Partner of HCFP/Brenner Equity Partners, the indirect majority shareholder of HCFP/Brenner Securities LLC, a middle market investment bank originally founded by former senior executives and directors of Drexel Burnham Lambert. For more than five years prior to entering the financial services industry, Mr. Greenspan was a corporate and securities lawyer at leading New York law firms, including as a Partner of the New York predecessor of Blank Rome. He began his law career at the New York predecessor of Sidley Austin. Mr. Greenspan has been chairman and/or a member of the boards of directors of numerous public and private companies, most recently including: PAVmed Inc., a publicly-traded multi-product medical device company (Nasdaq: “PAVM”), of which he was a co-founder and Senior Advisor and/or director from inception in 2014 until October 2018; Co-Chairman and a director of Global Sports Properties, an owner of a portfolio of sports assets, or GSP; and an officer, director and/or senior advisor to certain of its affiliates and subsidiaries. Mr. Greenspan worked in the Branch of Small Issues of the Division of Corporation Finance in the New York Regional Office of the Securities and Exchange Commission during law school and advised family offices on the then increasing internationalization of securities markets and the evolving extraterritorial scope of the U.S. securities laws, resulting from both regulatory and judicial action. We believe Mr. Greenspan is well-qualified to be on our board of directors due to his significant experience advising entrepreneurial growth companies as both a financial services executive and corporate and securities lawyer, his pioneering role in numerous innovative corporate finance products and strategies, his role as a founder or founding advisor of numerous private and public companies, including biopharmaceutical, biotechnology and other medical technology companies, his investment experience with early-stage companies, his experience as a director of numerous private and publicly-traded companies, and his extensive relationships in the financial community. Mr. Greenspan received his B.A., with high distinction, from Harpur College/Binghamton University, where he was elected to Phi Beta Kappa and Pi Sigma Alpha and was the recipient of the University Foundation Award recognizing him as one the top students in his graduating class. Mr. Greenspan received his J.D. from New York University School of Law, where he was on the Editorial Board of the Annual Survey of American Law, an honorary law journal.

David S. Battleman, M.D. joined us as a director in December 2020 in connection with our IPO. He was a Senior Advisor to us from November 2019 until his appointment as a director. Since 2012, Dr. Battleman has served as the Founding Principal of TrueNorth Lifesciences, which provides strategic consulting and financial advisory services relating principally to drug development, acceleration, optimization and commercialization for early-stage life sciences companies. Dr. Battleman was previously a Senior Principal in the research and development and commercial strategy practice at IMS Health Holdings, Inc., a Fortune 500 company providing data and consulting services to the pharmaceutical industry. Prior to joining IMS Health, Dr. Battleman was a Consultant in the healthcare practice of Bain & Company, a leading management consulting firm, and a Director at Pfizer Inc. (NYSE: “PFE”), one of the world’s largest pharmaceutical companies with responsibility for value-based product strategies for various early-stage and established pharmaceutical products. Dr. Battleman was also an Assistant Professor at Weill Medical College of Cornell University. Dr. Battleman is a director of PAVmed Inc. (Nasdaq: “PAVM”). We believe Dr. Battleman is well-qualified to serve on our board of directors due to his extensive experience spanning across academia, the pharmaceutical industry and management consulting, as well as his widespread investor relationships resulting from advising investors, including family offices and institutions, in connection with biotech-related and other healthcare investments. Dr. Battleman received his B.A. in Biology from The Johns Hopkins University, his M.D. from the Weill Medical College of Cornell University, his MSc. from the Harvard T.H. Chan School of Public Health and his M.B.A. from The Wharton School at the University of Pennsylvania.

David A. Buckel, CMA joined us as a director in December 2020 in connection with our IPO. He was a Senior Advisor to us from November 2019 until his appointment as a director. Since 2007, Mr. Buckel has served as President and Managing Director of BVI Venture Services, an outsourced provider of financial, accounting, management, and other professional services to private and small public companies. Mr. Buckel serves as a director of SharpSpring, Inc. (Nasdaq: “SHSP”), a publicly-traded cloud-based marketing technology company, head of the audit committee and a member of the nominating and corporate governance committees. From 2003 to 2007, Mr. Buckel served as Chief Financial Officer of Internap Network Services Corporation (Nasdaq: “INAP”), a publicly-traded IT infrastructure services company. Mr. Buckel previously served as an officer, Chief Financial Officer and/or director of numerous additional private and Nasdaq-listed public companies. We believe Mr. Buckel is well-qualified to serve on our board of directors due to his broad experience as a board member and Chief Financial Officer of numerous private and publicly-traded emerging growth companies, his deep knowledge of public accounting and corporate governance, and his expertise in serving on board committees, especially as a member and/or head of public company audit committees. Mr. Buckel received his B.S. in Accounting from Canisius College and his M.B.A. from the Syracuse University Martin J. Whitman School of Management. Mr. Buckel is a Certified Management Accountant.

Raphael (“Rafi”) Hofstein, Ph.D. joined us as a member of our board of directors in December 2020 in connection with our IPO. From 2009 to March 2020, Dr. Hofstein was President and Chief Executive Officer of Toronto Innovation Acceleration Partners, or TIAP. TIAP, formerly named MaRS Innovation, is a consortium of leading universities, teaching hospitals and other institutions and research institutes with the mandate of identifying life sciences and other technology research from within the consortium and investing in newly-created or other early-stage ventures organized to advance and commercialize scientific breakthroughs. Industry partners of TIAP include Amgen, Baxter, GlaxoSmithKlein, Johnson & Johnson, Merck, Pfizer, and Takeda. Over 50 new life sciences and other healthcare-related companies were launched and/or financed during Dr. Hofstein’s tenure with TIAP. Dr. Hofstein has been a founder, executive and/or director, including serving as chairman, with a number of TIAP biopharmaceutical, biotechnology and other healthcare-related portfolio companies, including: Fibrocor Therapeutics, Inc., a private biotechnology company targeting fibrotic diseases; Encycle Therapeutics Inc., a private biotechnology company which was acquired for consideration of up to approximately $80 million in 2019 by Zealand Pharma A/S (Nasdaq: “ZEAL”), a publicly-traded biotechnology company; Notch Therapeutics Inc., a private biotechnology company focused on gene-edited T cell therapies, which has a strategic partnership with Allogene Therapeutics, Inc. (Nasdaq: “ALLO”), a publicly-traded biotechnology company; and Triphase Accelerator, a private Toronto-based drug development company which entered into a strategic partnership with Celgene relating to early-stage oncology assets. From 1990 to 2009, Dr. Hofstein was President and Chief Executive Officer of Hadasit Ltd., the technology transfer company of Hadassah University Hospital, the teaching hospital of Hebrew University. Dr. Hofstein also founded and, from 2006 to 2011, was Chairman of Hadasit Bio-Holdings Ltd., a then publicly-traded holding company for biopharmaceutical and biotechnology companies (TASE: “HDST”). Dr. Hofstein has been a founder, executive and/or director, including serving as chairman, of subsidiaries and affiliates of Hadasit, including: BioLineRx Ltd. (Nasdaq: “BLRX”); Exalenz Bioscience Ltd., a TASE-listed company which was acquired by Meridian Bioscience, Inc. (Nasdaq: “VIVO”); and KAHR Medical Ltd., a private biotechnology company developing immune-oncology therapies. During this period, Dr. Hofstein was also a Venture Partner at Medica Venture Partners, a leading medical technology venture capital firm in Israel, and a director of Evogene Ltd., a publicly-traded company on Nasdaq (Nasdaq: “EVGN), and LifeBond Limited Ltd., which was acquired by C.R. Bard. Previously, Dr. Hofstein was Vice President — Business Development for Ecogen Inc., a publicly-traded agricultural biotechnology company on Nasdaq until its acquisition by Monsanto, prior to which he was a Scientific Director for Ecogen in Israel. Dr. Hofstein has also been an officer, director and/or advisor of numerous not-for-profit life sciences-related entities, including: Centre for Commercialization of Regenerative Medicine, or CCRM, a public/private consortium supporting the development of gene and cell therapies and regenerative medicine; Life Sciences Ontario, an organization seeking to advance the life sciences sector in Ontario; and Clinical Trials Ontario, an independent organization established to advance patient care. Previously, Dr. Hofstein was Scientific Director of Biotechnological Applications Ltd. and Manager of Research and Development and Chief of Immunochemistry at the International Genetic Scientific Partnership, both pivotal organizations in the development of Israel’s biotechnology industry. Dr. Hofstein co-founded the Israel Life Science Industry Organization, or ILSI, and the Israel Tech Transfer Network, or ITTN, both private organizations seeking to advance the life sciences sector in Israel. We believe Dr. Hofstein is well-qualified to be on our board of directors due to his broad experience across multiple scientific and medical sectors for numerous public and private biopharmaceutical, biotechnology and pharmaceutical companies; his role as a founder or member of the founding team for many private and public biopharmaceutical, biotechnology and other medical technology companies, including in his capacities as Chairman and/or President and Chief Executive Officer of TIAP and Hadasit; his corporate governance experience gained by serving as a member of numerous board of directors, including as chairman, and various board committees and his widespread relationships throughout the biotechnology ecosystem, including entrepreneurs, managers and private equity and venture capital investors on a global basis. Dr. Hofstein received his B.Sc. in Chemistry and Physics from Hebrew University and his M.Sc. and Ph.D. in Life Sciences and Chemistry from the Weizmann Institute of Science. Dr. Hofstein was awarded the Chaim Weizmann Post-Doctoral Fellowship and the Hereditary Disease Foundation Fellowship while completing his post-doctoral training and research in the Department of Neurobiology at Harvard Medical School.

Paul E. Hopper has been a director since June 2020 and was also Co-Chairman until October 2020. Mr. Hopper is Executive Chairman of Chimeric Therapeutics Limited, a CAR-T cell therapy company, which completed an initial public offering and began trading on the Australian Securities Exchange, or ASX, (ASX: “CHM”), in January 2021. Mr. Hopper has also been a founder, chairman, senior officer and/or director of other publicly-traded biopharmaceutical companies, including: Imugene Limited, a clinical-stage immuno-oncology company (ASX: “IMU”); and Viralytics Ltd., an immuno-oncology company targeting treatments for metastatic melanoma and other cancers, which was publicly-traded on the ASX prior to the company’s sale to Merck & Co. in 2018 for A$502 million (or approximately US$394 million at the time of sale). Mr. Hopper is Chairman of the Life Sciences Portfolio Managers Trust. We believe that Mr. Hopper is well-qualified to be on our board of directors due to his experience as a biotechnology investor, entrepreneur and executive, particularly his experience in identifying and selecting new medical technologies. Mr. Hopper received a B.A. from the University of New South Wales in Sydney, Australia.

David Weild IV joined us as a director in December 2020 in connection with our IPO. He was a Senior Advisor to us from November 2019 until his appointment as a director. For more than 15 years, Mr. Weild has been Chairman and Chief Executive Officer of Weild & Co. (including its predecessors), a boutique investment bank focused on emerging growth companies. From 2008 to 2013, Mr. Weild also served concurrently as Senior Advisor — Capital Markets for Grant Thornton, a global public accounting firm. From 2000 to 2003, Mr. Weild was Vice Chairman of Nasdaq and served as a member of Nasdaq’s Executive Committee. For more than 13 years prior to joining Nasdaq, Mr. Weild was an executive of Prudential Securities Inc., including Head of Corporate Finance, Head of the Global Equities Transaction Group and President of Prudentialsecurities.com. Mr. Weild is a director of PAVmed Inc. (Nasdaq: “PAVM”) and BioSig Technologies Inc. (Nasdaq: “BSGM”), both medical technology companies. Mr. Weild is a recognized expert on capital formation and capital markets structure and co-authored a number of definitive white papers that were key catalysts for new legislation and regulatory reforms, including the JOBS Act. We believe Mr. Weild is well-qualified to serve on our board our directors due to his experience serving on the boards of directors of multiple medical technology companies, including his service on audit committees, extensive expertise in corporate finance, his deep knowledge and recognized leadership in capital formation and capital markets structure and his widespread relationships in the financial community. Mr. Weild received his B.A. from Wesleyan University and M.B.A. from New York University Stern School of Business. Mr. Weild also studied at the Sorbonne, Ecoles des Hautes Etudes Commerciales (HEC Paris) and the Stockholm School of Economics.

David Silberg has been a Senior Advisor to us and Scopus Israel since October 2018. Since 2000, Mr. Silberg has served as Managing Director of Mercator Research Ltd., a business, financial and strategic advisory firm. Until 2009, Mercator Research served as the representative in Israel for Mercator Capital, a cross-border private equity and investment banking firm. Mr. Silberg was responsible for developing Mercator’s principal and investment banking activities in Israel, including business development with Israel’s leading technology companies and venture capital firms. For more than 25 years prior to founding Mercator, Mr. Silberg held various positions in the Office of the Prime Minister of Israel, reaching the rank of Head of Directorate, a position equivalent to Brigadier General. While in the Prime Minister’s Office, Mr. Silberg was responsible for, among other things, high level legal, diplomatic, financial and defense assignments and played an active role in the peace negotiations between various Israeli Prime Ministers and the Heads of State of certain Arab countries, culminating in the 1994 Middle East peace agreements. In connection with these breakthrough achievements, Mr. Silberg was awarded a Distinction of Honor from the Israeli Prime Minister’s Office. Mr. Silberg received an LL.B. degree from Tel-Aviv University Law School and an M.A., with honors, from the Haifa University. Mr. Silberg is also a graduate of the IDF National Defense College and of the Advanced Management Program of the INSEAD Business School in Fontainebleau, France.

A co-founder of the company, Morris C. Laster, M.D., previously provided executive services to us pursuant to a management services agreement with Clil Medical Ltd., an affiliate of Dr. Laster, or Clil MSA. The Clil MSA was terminated in June 2020. Concurrently, Dr. Laster resigned as Co-Chairman and a director, but continued to serve in various capacities for the company and its subsidiaries. In each of March and April 2021, Dr. Laster submitted resignations referencing various positions with the company and its subsidiaries. The company has no current intention of replacing the Clil MSA with any successor services agreements or arrangements. On April 7, 2021, Dr. Laster filed a Schedule 13D in which he claims sole beneficial ownership of shares set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Such Schedule 13D further sets forth that Dr. Laster has initiated litigation against us in the Delaware Court of Chancery with respect to ownership of 3,500,000 shares of our common stock.  The company has moved to dismiss this lawsuit in its entirety. Separate from the foregoing, the company and Dr. Laster do not agree on numerous other matters.

Composition of our Board of Directors

Our board of directors currently consists of nine members. In accordance with our certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the annual meeting that is three years following the election. The terms of the Class A, Class B and Class C directors expire at the 2021, 2022 and 2023 annual meetings of stockholders, respectively. Our directors are divided among the three classes as follows:

Class A: David S. Battleman, M.D. and Raphael Hofstein, Ph.D.

Class B: Paul E. Hopper, Joshua R. Lamstein, Ashish P. Sanghrajka and David A. Buckel

Class C: Ira Scott Greenspan, Robert J. Gibson, and David Weild IV

Our certificate of incorporation provides that the authorized number of directors comprising our board of directors shall be fixed by a majority of the total number of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the classes as nearly equally as possible. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. Dr. Lesley Russell, a former director, resigned as a member of our board of directors in March 2021 for reasons unrelated to the operations, policies, or practices of the company. There are no family relationships among any of our directors or executive officers.

Director Independence

Drs. Battleman and Hofstein and Messrs. Buckel, Hopper and Weild is each considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Audit Committee

We maintain an audit committee of the board of directors, which consists of Messrs. Buckel and Weild and Dr. Hofstein, each of whom is an independent director under Nasdaq’s listing rules. Mr. Buckel is the Chair of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

• reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

• discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

• discussing with management major risk assessment and risk management policies;

• monitoring the independence of the independent auditor;

• verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

• inquiring and discussing with management our compliance with applicable laws and regulations;

• pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

• appointing or replacing the independent auditor;

• determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

• establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq listing rules. Nasdaq listing rules define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that each of Messrs. Buckel and Weild and Dr. Hofstein each qualify as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We maintain a compensation committee of the board of directors, which consists of Dr. Hofstein and Mr. Buckel, each of whom is an independent director under Nasdaq’s listing rules. Dr. Hofstein is the Chair of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

• reviewing and approving on an annual basis the corporate goals and objectives relevant to our executive officers and evaluating our executive officers’ performance in light of such goals and objectives;

• reviewing and approving the compensation of all of our executive officers (including through our management services agreements described below);

• reviewing our executive compensation policies and plans;

• implementing and administering our incentive compensation equity-based remuneration plans;

• assisting management in complying with our proxy statement and annual report disclosure requirements;

• approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

• if required, producing a report on executive compensation to be included in our annual proxy statement; and

• reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Nominating Committee

We maintain a nominating committee of the board of directors, which consists of Mr. Weild and Drs. Battleman and Hofstein, each of whom is an independent director under Nasdaq’s listing rules. Mr. Weild is the Chair of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

• should have demonstrated notable or significant achievements in business, education, or public service;

• should possess the requisite intelligence, education, and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives, and backgrounds to its deliberations; and

• should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Executive Committee

We maintain an executive committee of the board of directors, which consists of Messrs. Greenspan, Lamstein and Gibson. Mr. Greenspan is the Chair of the executive committee. The role of the executive committee includes, but is not limited to, implementing the Board’s fiduciary, strategic, and other plans, policies, and decisions consistent with the company’s vision, mission, and guiding principles. The executive committee assists the company in decision making between meetings of the board of directors or in circumstances where the full board of directors may not be immediately available, and any such decisions will be reviewed at the next regularly scheduled or special board meeting, as the case may be. The executive committee can act on behalf of the entire board of directors, except with respect to any matters that (1) are expressly delegated to other committees of the board of directors, (2) are under active review by the board of directors or another committee of the board of directors, unless the board of directors specifically authorizes such action, or (3) under General Corporation Law of the State of Delaware, the company’s certificate of incorporation or amended and restated by-laws (“By-laws”), cannot be delegated by the board of directors to a committee of the board of directors.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Section 16(a) Reporting and Other Matters

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, securities we issued. Each such person is required to provide us with copies of the reports filed. Based on a review of the copies of such forms furnished to us and other information, we believe that our officers, directors and/or owners of 10% of any class of our registered securities reported transactions in such securities on a timely basis, except that neither Dr. Laster nor Mr. Hopper has filed an initial Form 3 regarding the ownership of our securities as of the date of this Amendment No. 1.

The board of directors has determined that the company’s 2021 annual meeting of stockholders (“2021 Annual Meeting”) shall be held on July 16, 2021. Accordingly, pursuant to the company’s By-laws, in order for stockholder proposals of business and director nominations (including director nominations under the company’s proxy access by-law) to be presented at the 2021 Annual Meeting (other than by means of inclusion in the company’s proxy materials under Rule 14a-8 as described below), notice must delivered to our secretary at the company’s principal executive offices (420 Lexington Avenue, Suite 300, New York, New York 10170) no later than May 9, 2021, which is 10 days after public disclosure of the date of the 2021 Annual Meeting. In addition, stockholder proposals intended for inclusion in the company’s proxy statement for the 2021 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act must be delivered to the secretary at the company’s principal executive offices (at the address provided above) no later than May 14, 2021 (which the company believes is a reasonable time before the company begins to print and send its proxy materials).

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2020 and 2019, respectively, to our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Awards	Compensation(1) (2)	Total
Joshua R. Lamstein	2020	—	—	—	$180,000	$180,000
Chairman	2019	—	—	—	$195,000	$195,000
Robert J. Gibson	2020	—	—	—	$180,000	$180,000
Vice Chairman	2019	—	—	—	$195,000	$195,000
Ashish P. Sanghrajka	2020	$300,000	$300,000	—	—	$600,000
President	2019	$125,000	$130,000	$397,204	—	$652,204
Ira Scott Greenspan	2020	—	—	—	$180,000	$180,000
Executive Committee Chairman	2019	—	—	—	—	—

(1)	For additional information relating to compensation matters, see “Narrative to Summary Compensation Table,” below.

(2)	From our inception until June 2020, Dr. Laster provided services to us pursuant to the Clil MSA for compensation as set forth below.

Narrative to Summary Compensation Table

Employment Agreements, Arrangements or Plans

For 2019 and 2020, the services of Joshua R. Lamstein, Robert J. Gibson and Ira Scott Greenspan, our Chairman, Vice Chairman and Executive Committee Chairman, respectively, were provided pursuant to a management services agreement (“MSA”) with HCFP/Portfolio Services LLC (“Portfolio Services MSA”). Under the Portfolio Services MSA, we pay a monthly management services fee for executive management, financial and accounting management, general advisory and administrative and other services. We paid or accrued fees under the Portfolio Services MSA in the amounts of $390,000 and $540,000 in 2019 and 2020, respectively. For such years, we obtained the services of Dr. Laster pursuant to the Clil MSA providing for a monthly management services fee for services to have been provided by Dr. Laster and expense reimbursement. Under the Clil MSA, which was terminated in June 2020, the company paid or accrued fees in the amounts of $300,000 and $128,333 in 2019 and 2020, respectively.

In June 2020, we amended and restated the employment agreement of Ashish P. Sanghrajka. Under the amended agreement, Mr. Sanghrajka serves as our President and was appointed as a director, in connection with which he relinquished his role as chief financial officer. The term of the amended agreement runs through December 31, 2022 and thereafter is subject to annual renewal terms if not otherwise terminated at the end of the initial term or any renewal term. The amended agreement provides for payment of an annual base salary of $300,000 for 2020, with increases to $360,000 and $414,000 for the years ended December 31, 2021 and 2022, respectively. A guaranteed bonus of $300,000 was paid for the year ended December 31, 2020. Guaranteed bonuses of $324,000 and $372,000 are payable for the years ending December 31, 2021 and 2022, respectively. If renewed thereafter, target bonuses would be established for Mr. Sanghrajka. Mr. Sanghrajka also can earn bonuses of $500,000 and $1,000,000, half payable in cash and half payable in shares of our common stock, if the company achieves a market capitalization after one year from the date of its initial public offering of $250,000,000 and $500,000,000, respectively, measured over a 30 consecutive trading day period. The amended agreement provides that if Mr. Sanghrajka is terminated without cause or if he terminates the agreement for good reason, as defined in the amended agreement, Mr. Sanghrajka would receive one year of severance plus a pro-rated bonus, unless such termination occurs within 90 days from the date of a change of control, in which event he would receive 18 months of severance. Such amended agreement further provides that if Mr. Sanghrajka is terminated for cause, as defined in the amended agreement, or if he terminates his employment for any reason other than good reason, as defined in the amended agreement, he would receive salary and benefits earned and accrued through the date of termination plus reimbursement of any reasonable expenses incurred in connection with the company’s business that have not already been paid. The amended agreement maintains in effect the confidentiality and the restrictive covenants set forth in the initial employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards for our named executive officers as of December 31, 2020:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ashish P. Sanghrajka	166,667	133,333	$3.00	July 31, 2029

We have no outstanding stock awards to any executive officer.

Director Compensation

Each of our non-executive directors receives annual director fees of $40,000. Audit committee, compensation committee and nominating committee members each receive an additional annual fee of $5,000. The chair of each of the audit, compensation and nominating committee receives an additional annual fee of $5,000. Directors who are also executive officers receive no additional compensation for serving as directors. Additionally, in connection with their initial appointment as directors, we granted each of our non-executive directors an option representing the right to purchase an aggregate of 100,000 shares exercisable at $5.50 per share, which was our IPO price per share. The options were issued under our stock plan and vest quarterly in arrears over 36 months. We will also reimburse directors for costs incurred in attending board and committee meetings.

2018 Equity Incentive Plan

On September 24, 2018, our board of directors and stockholders adopted our 2018 Equity Incentive Plan, or the stock plan. The stock plan is designed to enable us to offer our employees, officers, directors, and consultants whose past, present and/or potential contributions to us have been, are or will be important to our success, an opportunity to acquire a proprietary interest in us. The various types of incentive awards that may be provided under the stock plan are intended to enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business. The stock plan, as amended, reserves 2,400,000 shares of common stock for issuance in accordance with the stock plan’s terms.

All our officers, directors, employees, and consultants, as well as those of our subsidiaries, are eligible to be granted awards under the stock plan. An incentive stock option may be granted under the stock plan only to a person who, at the time of the grant, is an employee of ours or our subsidiaries. All awards are subject to approval by the board of directors. As of April 23, 2021, 1,200,000 options have been granted under the stock plan.

Administration

The stock plan is administered by our board of directors. Subject to the provisions of the stock plan, the board of directors determines, among other things, the persons to whom from time to time awards may be granted, the specific type of awards to be granted, the number of shares subject to each award, share prices, any restrictions or limitations on the awards, and any vesting, exchange, deferral, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions related to the awards.

Stock Subject to the Plan

Shares of stock subject to other awards that are forfeited or terminated will be available for future award grants under the stock plan. Shares of common stock that are surrendered by a holder or withheld by the company as full or partial payment in connection with any award under the stock plan, as well as any shares of common stock surrendered by a holder or withheld by the company or one of its subsidiaries to satisfy the tax withholding obligations related to any award under the stock plan, shall not be available for subsequent awards under the stock plan.

Under the stock plan, on a change in the number of shares of common stock as a result of a dividend on shares of common stock payable in shares of common stock, common stock forward split or reverse split or other extraordinary or unusual event that results in a change in the shares of common stock as a whole, the terms of the outstanding award will be proportionately adjusted.

Eligibility

Awards may be granted under the stock plan to employees, officers, directors, and consultants who are deemed to have rendered, or to be able to render, significant services to us and who are deemed to have contributed, or to have the potential to contribute, to our success.

Types of Awards

Options. The stock plan provides both for “incentive” stock options as defined in Section 422 of the Internal Revenue Code (the “Code”) and for options not qualifying as incentive options, both of which may be granted with any other stock based award under the stock plan. The board determines the exercise price per share of common stock purchasable under an incentive or non-qualified stock option, which may not be less than 100% of the fair market value on the day of the grant or, if greater, the par value of a share of common stock. However, the exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of all shares of common stock with respect to which incentive stock options are exercisable by a participant for the first time during any calendar year, measured at the date of the grant, may not exceed $100,000 or such other amount as may be subsequently specified under the Code or the regulations thereunder. An incentive stock option may only be granted within a ten-year period commencing on September 24, 2018 and may only be exercised within ten years from the date of the grant, or within five years in the case of an incentive stock option granted to a person who, at the time of the grant, owns common stock possessing more than 10% of the total combined voting power of all classes of our stock. Subject to any limitations or conditions the board may impose, stock options may be exercised, in whole or in part, at any time during the term of the stock option by giving written notice of exercise to us specifying the number of shares of common stock to be purchased. The notice must be accompanied by payment in full of the purchase price, either in cash or, if provided in the agreement, in our securities or in combination of the two.

Generally, stock options granted under the stock plan may not be transferred other than by will or by the laws of descent and distribution and all stock options are exercisable during the holder’s lifetime, or in the event of legal incapacity or incompetency, the holder’s guardian, or legal representative. If the holder is an employee, no stock options granted under the stock plan may be exercised by the holder unless he or she is employed by us or a subsidiary of ours at the time of the exercise and has been so employed continuously from the time the stock options were granted. However, in the event the holder’s employment is terminated due to disability, the holder may still exercise his or her vested stock options for a period of 12 months or such other greater or lesser period as the board may determine, from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter. Similarly, should a holder die while employed by us or a subsidiary of ours, his or her legal representative or legatee under his or her will may exercise the decedent holder’s vested stock options for a period of 12 months from the date of his or her death, or such other greater or lesser period as the board may determine or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated due to normal retirement, the holder may still exercise his or her vested stock options for a period of 12 months from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated for any reason other than death, disability or normal retirement, the stock option will automatically terminate, except that if the holder’s employment is terminated without cause, then the portion of any stock option that is vested on the date of termination may be exercised for the lesser of three months after termination of employment, or such other greater or lesser period as the board may determine but not beyond the balance of the stock option’s term.

Stock Appreciation Rights. Under the stock plan, stock appreciation rights may be granted to participants who have been, or are being, granted stock options under the stock plan as a means of allowing the participants to exercise their stock options without the need to pay the exercise price in cash or without regard to the grant of options. A stock appreciation right entitles the holder to receive an amount equal tote excess of the fair market value of a share of common stock over the grant price of the award which cannot be less than the fair market value of a share at the time of grant.

Restricted Stock. Under the stock plan, shares of restricted stock may be awarded either alone or in addition to other awards granted under the stock plan. The board determines the persons to whom grants of restricted stock are made, the number of shares to be awarded, the price if any to be paid for the restricted stock by the person receiving the stock from us, the time, or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule, and rights to acceleration thereof, and all other terms and conditions of the restricted stock awards.

Restricted stock awarded under the stock plan may not be sold, exchanged, assigned, transferred, pledged, encumbered, or otherwise disposed of, other than to us, during the applicable restriction period. In order to enforce these restrictions, the stock plan provides that all shares of restricted stock awarded to the holder remain in our physical custody until the restrictions have terminated and all vesting requirements with respect to the restricted stock have been fulfilled. Except for the foregoing restrictions, the holder will, even during the restriction period, have all of the rights of a stockholder, including the right to receive and retain all regular cash dividends and other cash equivalent distributions as we may designate, pay, or distribute on the restricted stock and the right to vote the shares.

Other Stock-Based Awards. Under the stock plan, other stock-based awards may be granted, subject to limitations under applicable law, that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares of common stock, as deemed consistent with the purposes of the stock plan. These other stock-based awards may be in the form of deferred stock awards and stock issued in lieu of bonuses. These other stock-based awards may include performance shares or options, whose award is tied to specific performance criteria. These other stock-based awards may be awarded either alone, in addition to, or in tandem with any other awards under the stock plan.

Other Limitations. The board may not modify or amend any outstanding option or stock appreciation right to reduce the exercise price of such option or stock appreciation right, as applicable, below the exercise price as of the date of grant of such option or stock appreciation right.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 23, 2021, information regarding the beneficial ownership of our common stock by each person known to us to be or, to the best of our knowledge is or claims to be, the beneficial owner of more than 5% of our outstanding shares; each of our executive officers and directors; and all of our executive officers and directors as a group. Except as may be otherwise indicated, beneficial ownership reflected in the table is determined in accordance with Rule 13d-3 promulgated under the Exchange Act.

	Amount and Nature of	Approximate Percentage of Outstanding
	Beneficial	Shares of
Name and Address of Holder(1)	Ownership	Common Stock
5% Stockholders
HCFP/Capital Partners 18B-1 LLC	1,350,000	8.6%
Morris C. Laster, M.D.(2)	4,926,000	31.3%

Directors and Executive Officers
Ira Scott Greenspan(3)	1,511,874	9.6%
Joshua R. Lamstein(4)	1,467,297	9.3%
Paul E. Hopper(5)	706,333	4.5%
Ashish P. Sanghrajka(6)	356,667	2.2%
Robert J. Gibson(7)	212,352	1.4%
David A. Buckel(8)	15,708	*
David S. Battleman, M.D.(9)	9,767	*
Raphael Hofstein, Ph.D.(10)	9,767	*
David Weild IV(11)	9,767	*
All Directors and Executive Officers as a Group(3)(4)(5)(6)(7)(8)(9)(10)(11)	2,949,532	18.5%

*	Indicates less than 1%.

(1)	Unless otherwise specified, the business address of referenced holders is 420 Lexington Avenue, Suite 300, New York, New York 10170.

(2)

Represents shares of common stock over which Dr. Laster claims sole beneficial ownership based on a Schedule 13D filed by Dr. Laster on April 7, 2021. See Item 10 for additional information relating to such Schedule 13D.

(3)	Includes shares of common stock held by HCFP/Capital Partners 18B-1 LLC, of which Mr. Greenspan is a member and co-manager, HCP/Advest LLC, of which Mr. Greenspan is a member and sole manager, and shares of common stock held by certain other HCFP-related entities. Accordingly, Mr. Greenspan is deemed to have shared voting and dispositive power, sole voting and dispositive power and shared voting and dispositive power over shares of common stock held by the HCFP/Capital Partners 18B-1 LLC, HCP/Advest LLC and other HCFP-related entities, respectively. Mr. Greenspan disclaims beneficial ownership of the shares of common stock held by these entities, except to the extent of his proportionate pecuniary interest therein.

(4)

Includes shares of common stock held by HCFP/Capital Partners 18B-1 LLC, of which Mr. Lamstein is a member and co-manager.  Accordingly, he is deemed to have shared voting and dispositive power over the shares of common stock held by this entity.  Mr. Lamstein disclaims beneficial ownership of the shares of common stock held by this entity, except to the extent of his proportionate pecuniary interest therein.  Also includes an aggregate of 3,000 shares of common stock held by Mr. Lamstein's minor children.

(5)

Includes shares of common stock held by Moreglade Pty. Limited, of which Mr. Hopper is a Director.  Accordingly, he is deemed to have sole voting and dispositive power over the shares of common stock held by this entity.  Mr. Hopper disclaims beneficial ownership of the shares of common stock held by this entity, except to the extent of his proportionate pecuniary interest therein.

(6)

Includes 166,667 shares of common stock issuable pursuant to outstanding stock options to purchase our common stock which are exercisable within 60 days of the date of this Amendment No. 1.  Also includes an aggregate of 40,000 shares of common stock held by Mr. Sanghrajka's minor children.

(7)

Includes shares of common stock held by Dayber Snow LLC, of which Mr. Gibson is a member and co-manager.  Accordingly, he is deemed to have shared voting and dispositive power over the shares of common stock held by this entity.  Mr. Gibson disclaims beneficial ownership of the shares of common stock held by this entity, except to the extent of his proportionate pecuniary interest therein.  Also includes an aggregate of 2,000 shares of common stock held by Mr. Gibson's minor children.

(8)

Includes 9,767 shares of common stock issuable pursuant to outstanding stock options to purchase our common stock which are exercisable within 60 days of the date of this Amendment No. 1 and 5,941 shares of common stock held by BVI Ventures LLC, of which Mr. Buckel is the sole owner. Accordingly, he is deemed to have sole voting and dispositive power over the shares of common stock held by BVI Ventures LLC.

(9)	Represents 9,767 shares of common stock issuable pursuant to outstanding stock options to purchase our common stock which are exercisable within 60 days of the date of this Amendment No. 1.

(10)	Represents 9,767 shares of common stock issuable pursuant to outstanding stock options to purchase our common stock which are exercisable within 60 days of the date of this Amendment No. 1.

(11)	Represents 9,767 shares of common stock issuable pursuant to outstanding stock options to purchase our common stock which are exercisable within 60 days of the date of this Amendment No. 1.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements, we describe below transactions and series of similar transactions over the two most recently completed fiscal years, as well as the current fiscal year, to which we were a party or will be a party, in which:

• The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

• Any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Since inception, the services of our Chairman, Vice Chairman and Executive Committee Chairman have been provided to us pursuant to the Portfolio Services MSA. These executives commit a significant portion of their business time to us. In connection with the services provided by our executive officers under the Portfolio Services MSA and pursuant to other arrangements, as set forth below, such executives are supported by additional personnel of the entities which provide such services. The Portfolio Services MSA, as amended, provides for a monthly management services fee of $50,000 and a monthly fee for office space and facilities of $3,000. The aggregate management and office space and facilities fees paid or accrued under the Portfolio Services MSA were $420,000 and $576,000 in 2019 and 2020, respectively, and $212,000, through April 23, 2021. We are also obligated to reimburse reasonable and properly documented out-of-pocket expenses. HCFP/Portfolio Services LLC is an affiliate of HCFP Inc. and HCFP LLC, together HCFP. These entities and other affiliated entities, including HCFP/Strategy Advisors LLC, or Strategy Advisors, HCFP/Direct Investments LLC, or Direct Investments, and HCFP/Capital Partners, or Capital Partners, are also affiliates of three of our directors. In addition to our arrangements with Portfolio Services, from time to time, we also obtain specialized strategy advisory services and we have engaged in other transactions with such entities. We paid an aggregate of $200,000 for such services in 2019. To assist us with our liquidity requirements, from time to time, HCFP and Direct Investments have invested in our securities, provided us with cash advances and paid certain expenses to third-parties on our behalf in an aggregate amount of approximately $250,000, of which $162,000 was invested in our private placements on the same terms as third-party investors in such private placements. Cash advances and expenses paid on our behalf aggregated approximately $88,000, all of which have been repaid in full as of July 2020. To further address our liquidity, Portfolio Services agreed to defer some of our payment obligations pursuant to the Portfolio Services MSA in the aggregate amount of $200,000. In June 2020, Portfolio Services agreed to exchange $200,000 of deferred payments into $200,000 of our convertible notes and warrants, also on the same terms of unaffiliated investors. Also, in June 2020, an affiliate of Capital Partners purchased 3,000,000 Series W Warrants, or W Warrants, in exchange for a $1,500,000 note. In addition to the foregoing amounts, HCFP and certain of its affiliates and related parties, have also invested in us prior to the periods covered herein. In 2019 and 2020, we retained HCFP/Capital Markets LLC, or Capital Markets, of which an executive officer and director is an affiliate, to act as placement agent in connection with the sale of our equity and debt securities. We paid Capital Markets placement fees and other fees and non-accountable expense allowances, in the aggregate, of $113,551 in 2019 and $201,561 in 2020.

Paul E. Hopper, a director of the company, provided services to us pursuant to a management services agreement with an affiliate of Mr. Hopper. Such agreement provided for a monthly fee of $12,500 and reimbursement of expenses. Through October 2020, at which time Mr. Hopper resigned as Co-Chairman, we paid $58,333 under such agreement. In addition, we paid or accrued management services fees pursuant to the Clil MSA in the amounts of $300,000 and $128,333 in 2019 and 2020, respectively. The company has no current intention of replacing either of the foregoing management services agreements with any successor services agreements or arrangements. In June 2020, we entered into an amended and restated employment agreement with our President with terms that are set forth in the Executive Compensation section of this report. In connection with the acquisition of Bioscience Oncology Pty., Ltd. (“Bioscience Oncology”), of which Mr. Hopper was Executive Chairman, we paid total consideration and expense reimbursements of $240,000 in cash, 1,266,667 shares of common stock and 911,343 W Warrants, of which Mr. Hopper received $184,875 in cash, 706,333 shares of our common stock and 508,193 W Warrants. Mr. Sanghrajka, as a shareholder of Bioscience Oncology, received, as consideration, 190,000 shares of our common stock and 136,702 W Warrants.

Transactions between us and any of our officers and directors or their respective affiliates are or will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Our Audit Committee Charter contains our related-party transaction policy, which will provide policies and procedures for related-party transactions that are consistent with Nasdaq and other accepted corporate governance standards.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees paid to Citrin Cooperman & Company, LLP during 2020 and 2019 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2020	2019
Audit Fees	$185,825	$80,175
Audit-Related Services Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$185,825	$80,175

Pre-Approval of Audit and Non-Audit Services

Prior to engagement of an independent accounting firm for the next year’s audit, the Audit Committee is responsible for pre-approving the engagement of the independent accounting firm, and the projected fees for audit services, as well as pre-approving any audit-related services that we will incur separate and apart from the audit engagement. The fee amounts approved for the audit and any audit-related services are updated to the extent necessary at meetings of the Audit Committee during the year. In the the year ended December 31, 2020, there were no fees paid to Citrin Cooperman & Company, LLP under a de minimis exception to the rules that waives pre-approval for certain non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report.

	(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 of Original Filing. The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed therewith in response to this Item.

	(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

	(3)	Exhibits. See the Exhibit Index.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	1/28/21	3.1
3.2	Amended and Restated By-laws of the Registrant	10-K	3/29/21	3.2
4.1	Form of Common Stock Certificate	S-1/A	8/15/19	4.1
4.2	Form of Common Stock Purchase Warrant	S-1/A	11/1/19	10.13
4.3	Form of W Warrant Certificate	1-A/A	1/16/20	3.2
4.4	Form of Warrant Agreement	1-A/A	1/16/20	3.3
4.5	Form of A Unit Certificate	1-A/A	1/16/20	3.4
4.6	Form of Warrant Issued to Yissum Research Development Corporation of the Hebrew University of Jerusalem, Ltd.	S-1/A	8/15/19	4.6
4.7	Form of Convertible Promissory Note	1-K	5/15/20	3.9
4.8	Form of Underwriter Share Purchase Option	1-A/A	1/26/21	3.10
4.9	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	3/29/21	4.9
10.1	2018 Equity Incentive Plan*	10-Q	1/28/21	10.1
10.2	Clil Medical Ltd. Management Services Agreement*	1-A/A	9/2/20	6.8
10.3	HCFP/Strategy Advisors LLC Management Services Agreement*	1-A/A	9/2/20	6.9
10.4	HCFP/Strategy Advisors LLC/Portfolio Services LLC Assignment Agreement*	1-K	5/15/20	6.10
10.5	Amendment to HCFP/Portfolio Services LLC Management Services Agreement*	1-K	5/15/20	6.11
10.6	Second Amendment to HCFP/Portfolio Services LLC Management Services Agreement*	1-K	5/15/20	6.12
10.7	Amended and Restated Employment Agreement with Ashish P. Sanghrajka*	1-A/A	7/22/20	6.15
10.8	Kilinwata Investments Pty Ltd Management Services Agreement*	1-A/A	8/10/20	6.19
10.9	Memorandum of Understanding for Dr. Alexander Binshtok research with Yissum Research Development Company Hebrew University of Jerusalem Ltd. dated as of July 28, 2018†	1-A/A	9/2/20	6.1
10.10	Memorandum of Understanding for Dr. Dmitry Tsvelikhovsky with Yissum Research Development Company Hebrew University of Jerusalem Ltd. dated as of July 28, 2018†	1-A/A	9/2/20	6.2
10.11	Cooperative Research and Development Agreement with the National Institutes of Health†	1-A/A	9/2/20	6.3
10.12	Second Amendment to Cooperative Research and Development Agreement†	1-A/A	9/2/20	6.4
10.13	Patent Health Service License Agreement with the National Institutes of Health†	1-A/A	9/2/20	6.5
10.14	Research and License Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., dated March 5, 2019†	1-A/A	9/2/20	6.6
10.15	Research and License Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., dated August 8, 2019†	1-A/A	9/2/20	6.14
10.16	Form of Scientific Advisory Board Member Agreement	S-1/A	8/15/19	10.7
10.17	Exclusive License Agreement with City of Hope for CO-sTiRNA†	1-A/A	9/2/20	6.17
21.1	List of Subsidiaries	S-1/A	8/15/19	21.1
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	3/29/2021	31.1
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	3/29/2021	31.2
31.3	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.4	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/29/2021	32.1**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/29/2021	32.2**
101.INS	XBRL Instance Document	10-K	3/29/2021	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/29/2021	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3/29/2021	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/29/2021	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3/29/2021	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/29/2021	101.PRE

*	Management contract or compensatory plan or arrangement.

**	These exhibits were furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rulel 406 under the Securities Act of 1933, as amended, and such exhibit without omissions has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2021	SCOPUS BIOPHARMA INC.

	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joshua R. Lamstein	Chairman and Director	April 29, 2021
Joshua R. Lamstein	(Principal Executive Officer)

/s/ Robert J. Gibson	Vice Chairman, Secretary, Treasurer and Director	April 29, 2021
Robert J. Gibson	(Principal Financial Officer and Principal Accounting Officer)

	Director	April 29, 2021
Ashish P. Sanghrajka

*	Director	April 29, 2021
Ira Scott Greenspan

	Director	April 29, 2021
Paul E. Hopper

	Director	April 29, 2021
David S. Battleman M.D.

*	Director	April 29, 2021
David A. Buckel

*	Director	April 29, 2021
Raphael Hofstein Ph.D.

*	Director	April 29, 2021
David Weild IV

*By: /s/ Joshua R. Lamstein
Joshua R. Lamstein
Attorney-in-Fact