Form 10-Q
period 2021-03-31
Scopus BioPharma Inc.
filed 2021-05-17
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period ended from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, there were 15,727,597 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$8,255,768	$1,832,100
Prepaid expenses and other current assets	369,296	139,639

Total current assets	8,625,064	1,971,739

Property and equipment, net	1,905	2,329

Total assets	$8,626,969	$1,974,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,935,602	$1,521,565
Convertible notes payable, net	2,543,490	2,283,731

Total current liabilities	4,479,092	3,805,296

COMMITMENTS AND CONTINGENCIES (NOTE 7)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,727,597 and 14,577,597 shares issued and outstanding	15,728	14,578
Additional paid-in capital	23,587,284	14,224,000
Note receivable	(1,500,000)	(1,500,000)
Accumulated deficit	(17,907,046)	(14,501,739)
Accumulated other comprehensive loss	(48,089)	(68,067)
Total stockholders' equity (deficit)	4,147,877	(1,831,228)

Total liabilities and stockholders' equity (deficit)	$8,626,969	$1,974,068

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$-	$-

Operating expenses:
General and administrative	1,818,805	568,960
Research and development	1,254,497	50,284

Total operating expenses	3,073,302	619,244

Loss from operations	(3,073,302)	(619,244)

Other expense:
Interest expense	(332,005)	(6,892)

Net loss	(3,405,307)	(626,136)

Comprehensive income:
Foreign currency translation adjustment	19,978	14,190

Total comprehensive loss	$(3,385,329)	$(611,946)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.05)

Weighted-average common shares outstanding:
Basic and diluted	15,337,041	12,509,024

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2020	14,577,597	$14,578	$14,224,000	$(1,500,000)	$(14,501,739)	$(68,067)	$(1,831,228)

Issuance of common stock - net of issuance costs of $1,168,900	1,150,000	1,150	9,179,950	-	-	-	9,181,100

Stock-based compensation expense	-	-	183,334	-	-	-	183,334

Foreign currency translation adjustment	-	-	-	-	-	19,978	19,978

Net loss	-	-	-	-	(3,405,307)	-	(3,405,307)

Balances as of March 31, 2021	15,727,597	$15,728	$23,587,284	$(1,500,000)	$(17,907,046)	$(48,089)	$4,147,877

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balances as of December 31, 2019	12,509,024	$12,509	$3,577,533	$-	$(3,639,447)	$(33,454)	$(82,859)

Issuance of warrants - net of issuance costs of $200	-	-	1,800	-	-	-	1,800

Issuance of warrants with Convertible Notes	-	-	43,333	-	-	-	43,333

Stock-based compensation expense	-	-	60,255	-	-	-	60,255

Foreign currency translation adjustment	-	-	-	-	-	14,190	14,190

Net loss	-	-	-	-	(626,136)	-	(626,136)

Balances as of March 31, 2020	12,509,024	$12,509	$3,682,921	$-	$(4,265,583)	$(19,264)	$(589,417)

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,405,307)	$(626,136)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	372	356
Stock-based compensation	183,334	60,255
Amortization of debt issuance costs and debt discount	259,759	5,360
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(229,658)	64,594
Accounts payable and accrued expenses	394,690	368,826

Net cash used in operating activities	(2,796,810)	(126,745)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	10,350,000	-
Issuance costs related to the issuance of common stock	(1,149,775)	-
Gross proceeds from issuance of Convertible Notes and warrants	-	130,000
Issuance costs related to the issuance of Convertible Notes and warrants	-	(27,977)
Gross proceeds from issuance of units and warrants	-	2,000
Issuance costs related to the issuance of units and warrants	-	(200)
Payment of deferred offering costs	-	(23,000)

Net cash provided by financing activities	9,200,225	80,823

Effects of changes in foreign currency exchange rates on cash	20,253	13,969

Net increase (decrease) in cash	6,423,668	(31,953)

Cash, beginning of period	1,832,100	36,747

Cash, end of period	$8,255,768	$4,794

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Offering costs in accounts payable and accrued expenses	$19,125	$322

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Description of the Business

Nature of Operations

Scopus BioPharma Inc. (“Scopus”) and its subsidiary, Vital Spark, Inc. (“VSI”), are headquartered in New York. Its other subsidiary, Scopus BioPharma Israel Ltd. (“SBI”), is headquartered in Jerusalem, Israel. Scopus, VSI, and SBI are collectively referred to as the “Company.” The Company is a biopharmaceutical company developing transformational therapeutics targeting serious diseases with significant unmet medical needs.

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

The Company is an early-stage company and has not generated revenues to date. As such, the Company is subject to all of the risks associated with early stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities which have been funded from the issuance of common stock, convertible notes, and warrants (sees Notes 3, 5, and 8). The Company does not expect to generate positive cash flows from operating activities in the near future, if at all, until such time it completes the development of its drug candidates, including obtaining regulatory approvals, and anticipates incurring operating losses for the foreseeable future.

The Company incurred net losses of $3,405,307 for the three months ended March 31, 2021 and had an accumulated deficit of $17,907,046 as of March 31, 2021. The Company’s net cash used in operating activities was $2,796,810 for the three months ended March 31, 2021. Further, while the Company has raised significant cash proceeds from a public offering (see Note 3), the Company still has significant obligations related to the Company’s Convertible Notes (see Note 5), certain research and development agreements (see Note 6), and operating expenses.

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

This evaluation is further impacted by ongoing pandemic related to the COVID-19 coronavirus. While uncertain at this time, the extent of its impacts depends largely on the spread and duration of the outbreak, and may result in disruptions to capital raises, employees, and vendors which could result in negative impacts to operational and financial results.

Accordingly, management has concluded this raises substantial doubt of the Company's ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

COVID-19 Pandemic

The Company is continually monitoring the impact of the global pandemic on its business, especially since the Company conducts activities in multiple locations, both inside and outside of the United States. These locations are New York City and Los Angeles in the United States and Jerusalem and Tel Aviv in Israel. At various times since the onset of the global pandemic, these locations have been severely affected by COVID-19 and, as a result, have been subject to various requirements to stay at home and self-quarantine, as well as constraints on mobility and travel, especially international travel.

In many locations, the primary focus of healthcare providers and hospitals has been to combat the virus. While the Company continues to advance its development programs, the Company is also continually assessing the impact of the global pandemic on its product development efforts, including any impact on the timing and/or costs for its clinical trials, investigational new drug application (“IND”) enabling work, and other research and development activities. There is no certainty as to the length and severity of societal disruption caused by COVID-19. Consequently, the Company does not have sufficient visibility to predict the impact of the global pandemic on its operations and overall business, including delays in the progress of its planned pre-clinical work and clinical trials, or by limiting its ability to recruit physicians or clinicians to run its clinical trials, enroll patients or conduct follow-up assessments in its clinical trials. Further, the business or operations of its strategic partners and other third parties with whom the Company conducts business may also be adversely affected by the global pandemic. The Company continues to monitor the impact of the global pandemic, including regularly reevaluating the timing of its research and development and clinical milestones. In light of the more restrictive constraints on international travel, the Company continues to adjust program emphasis and prioritization. Until the Company is able to gain greater visibility as to the impact of the global pandemic, the Company intends to commit greater resources to its existing and future programs in the United States and is slowing investment in program development outside the United States.

2.	Summary of Significant Accounting Policies

The Company's accounting policies are the same as those described in Note 2 to the Company's Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2021, as amended on April 29, 2021 (collectively, “the 2020 10-K”).

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

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Summary of Significant Accounting Policies (Continued)

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. All significant intercompany transactions have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

The financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s 2020 10-K. The accompanying balance sheet at December 31, 2020 has been derived from the audited balance sheet at December 31, 2020 contained in the Company’s 2020 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Offering Costs

Offering costs totaling $1,168,900 were recognized as a reduction of the proceeds of the Company’s follow-on public offering completed in February 2021 (See Note 3).

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three months ended March 31,
	2021	2020
Warrants	17,318,876	4,444,314
Convertible Notes (if converted)	12,279,726	208,568
Stock options	1,337,111	600,000
Contingent consideration in common stock	2,533,333	-
Total	33,469,046	5,252,882

3.	Public Offering

On February 10, 2021, the Company completed a follow-on public offering of 1,150,000 shares, including the Company’s underwriters’ exercise, in full, of their over-allotment option, of its common stock at a public offering price of $9.00 per share for aggregate gross proceeds of $10,350,000. The Company received aggregate net proceeds of $9,181,100, after deducting offering costs of $1,168,900, related to the follow-on public offering.

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31,	December 31,
	2021	2020
Professional fees	$1,046,427	$659,446
Research and development expenses	309,769	305,870
Management service fees and expenses	198,530	308,246
Convertible Notes interest payable	230,599	156,014
Other accounts payable and accrued expenses	150,277	91,989
Total accounts payable and accrued expenses	$1,935,602	$1,521,565

Amounts due to related parties included in accounts payable and accrued expenses totaled $199,999 and $308,246 as of March 31, 2021 and December 31, 2020, respectively (see Note 10).

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Between June 2020 and September 2020, the Company issued an aggregate initial principal amount of $2,001,605 of Convertible Notes as part of the Convertible Notes Private Placement for net cash proceeds of $1,741,531 in cash after issuance costs of $260,074, of which $192,787 was recognized as deferred financing costs and the remaining $67,287 as a reduction of the proceeds allocated to the attached W Warrants.

Between February 2020 and June 2020, the Company issued convertible notes on identical terms to those of the Convertible Notes Private Placement to HCFP/Portfolio Services LLC (“Portfolio Services”) (see Note 8), investors and vendors, on a direct basis, in an aggregate initial principal amount of $636,230 for $187,500 in cash, with the balance as consideration for legal and management services rendered and payable.

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

Balances related to the Convertible Notes included the following as of:

	March 31,	December 31,
	2021	2020
Convertible Notes principal amount	$2,889,835	2,889,835
Unamortized discount	(290,641)	(508,622)
Deferred financing costs	(55,704)	(97,482)
Convertible notes payable, net	$2,543,490	$2,283,731

Interest expense for the three months ended March 31, 2021 and 2020 totaled $332,005 and $6,624, respectively, and is included in “Interest expense” in the accompanying condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2021 and 2020, interest expense includes $72,246 and $1,264, respectively, of interest expense and $259,759 and $5,360, respectively, of debt discount and amortization of deferred financing costs.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Patent fee reimbursement under the Patent license agreement was $5,017 and $6,680 for the three months ended March 31, 2021 and 2020, respectively. These costs are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Pursuant to the terms of the Patent License Agreement, VSI is required to make minimum annual royalty payments on January 1 of each calendar year, which shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. For the three months ended March 31, 2021 and 2020, $6,250 of this prepaid royalty expense was recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. The third annual payment of $25,000 was made in January 2021, of which the remaining $18,750 is included in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. Through March 31, 2021, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through March 31, 2021, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through March 31, 2021, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

Cooperative Research and Development Agreement

Effective January 11, 2018, VSI signed a two-year Cooperative Research and Development Agreement (the “CRADA Agreement”) with the NIH for preclinical testing relating to the Patent License Agreement described above. Pursuant to the terms of the CRADA Agreement, each party will provide scientific staff and other support necessary to conduct the research and other activities described in the research plan. This agreement was subsequently amended to defer funding for year two subject to additional testing by NIH and approval of the results by VSI. On May 7, 2019, the Company made the first of two equal payments of $55,870 to NIH. As of March 31, 2021 and December 31, 2020, the second payment of $55,870, which is subject to delivery of final research results, is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheet.

Total expenses incurred in connection with the CRADA Agreement for the three months ended March 31, 2021 and 2020 amounted to $0 and $31,039, respectively. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss. As of March 31, 2021 and December 31, 2020, $55,870 and $55,870, respectively, were recognized in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Research and Development Agreements (Continued)

Memorandums of Understanding

Effective July 28, 2018, SBI entered into two Memorandums of Understanding (“MOUs”) with Yissum Research Development Company (“Yissum”) of the Hebrew University of Jerusalem Ltd. (“Hebrew University”). Research under the Yissum MOUs was completed in December 2019 and March 2020, respectively, resulting in the license agreements below.

The fees incurred in connection with these MOU’s for the three months ended March 31, 2021 and 2020 amounted to $0 and $12,565, respectively. These fees are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of cannabidiol with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company will be obligated to make payments upon the achievement of certain clinical development and product approval milestones. From March 5, 2019 through March 31, 2021, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements. Further, none of the milestones in the agreement have been reached and therefore as of March 31, 2021, there is no obligation to make any milestone payments.

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached and therefore as of March 31, 2021 there is no obligation to make any milestone payments.

City of Hope License Agreement and Sponsored Research Agreement

In June 2020, the Company entered into an exclusive, worldwide license agreement with City of Hope relating to the STAT3 Inhibitor (the “COH License Agreement”). In addition to the COH License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with City of Hope relating to the STAT3 Inhibitor. The Company obtained the right to negotiate the COH License Agreement with City of Hope as part of the Bioscience Oncology Pty., Ltd. (“Bioscience Oncology”) acquisition in June 2020. Under the terms of the COH License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the COH License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the COH License Agreement have been reached and therefore as of March 31, 2021, there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at City of Hope for two years in accordance with a predetermined funding schedule. Total expenses incurred in connection with the SRA were $62,500 and $0 for the three months ended March 31, 2021 and 2020, respectively. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Research and Development Agreements (Continued)

City of Hope License Agreement and Sponsored Research Agreement (continued)

In March 2021, the Company incurred costs of and paid to City of Hope approximately $1.2 million relating to the clinical lot manufacturing and IND preparation costs for the Company’s STAT3 Inhibitor. In addition, the Company agreed to pay $10,000 per month to City of Hope for certain project management and regulatory services relating to the planned Phase 1 clinical trial for the STAT3 Inhibitor through June 2021. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

7.	Commitments and Contingencies

Research and Development Agreements

The Company has entered into various research and development agreements which require the Company to provide certain funding and support. See Note 6 for further information regarding these agreements.

Legal Proceedings

Except as hereinafter set forth, the Company is not a party to any litigation. On April 7, 2021, Morris C. Laster, M.D., a co-founder of the Company, filed a Schedule 13D in which he claims sole beneficial ownership of certain shares. Such Schedule 13D sets forth that Dr. Laster has initiated litigation against the Company in the Delaware Court of Chancery with respect to ownership of 3,500,000 shares of the Company’s common stock. The Company has moved to dismiss this lawsuit in its entirety. The Schedule 13D also provides that Dr. Laster has determined to vote against the future election of members of the Company’s board of directors. Separate from the foregoing, the Company and Dr. Laster do not agree on numerous other matters, which creates the potential for additional litigation. The Company does not currently have any contingency reserves established for any potential litigation liabilities. Nonetheless, litigation is highly unpredictable and the costs of litigation, including legal fees and expenses, could be significant. Given the inherent uncertainties, the Company may become subject to liabilities, including monetary damages. Any such liabilities could have a material adverse impact on the Company’s business, financial position, results of operations and cash flows. See Note 10.

8.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time-to-time by the Company’s board of directors. Authority is expressly vested in the board of directors to authorize the issuance of one or more series of preferred stock. All 20,000,000 shares remained unissued as of March 31, 2021.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Stockholders’ Equity (Continued)

Equity Units

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

Warrants

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

During the three months ended March 31, 2021, no warrants were issued, exercised, or forfeited. As of March 31, 2021, 8,884,438 warrants were outstanding at a weighted-average exercise price of $3.93, and 250,000 warrants were exercisable at a weighted-average exercise price of $1.50. As of March 31, 2021, the remaining contractual term of the outstanding warrants was 5.45 years.

Contingent Common Stock

As a result of the Company’s acquisition of Bioscience Oncology on June 10, 2020, the previous shareholders of Bioscience Oncology are eligible to receive additional contingent consideration of up to approximately 2.5 million shares of common stock upon the achievement of specified milestones, which will be recorded when it is determined the corresponding milestones are probable to be achieved.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In addition, in connection with the Company’s follow-on offering (See Note 3), the Company granted options to purchase 115,000 shares of the Company’s common stock to the underwriter.

Stock option activity is summarized as follows for the three months ended March 31, 2021:

	Options	Weighted-average Exercise Price	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2020	1,257,500	$4.16	$2.17
Granted	115,000	11.25	6.55
Exercised	-	-	-
Forfeited	(100,000)	5.50	2.95
Outstanding at March 31, 2021	1,272,500	$4.70	$2.51
Vested and exercisable at March 31, 2021	430,972	$2.78	$1.36
Unvested at March 31, 2021	841,528	$5.68	$3.10

Stock-based compensation associated with vesting options was $183,334 and $60,255 for the three months ended March 31, 2021 and 2020, respectively. This cost is included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of March 31, 2021 total unrecognized stock-based compensation expense was $1,668,835 and is expected to be recognized over the remaining weighted-average contractual vesting term of 1.62 years.

10.	Related Party Transactions

The Company has a management services agreement, as amended, with Portfolio Services, an affiliated entity, to provide management services to the Company including, without limitation, financial and accounting resources, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers and other services as agreed upon between the parties. The Company pays Portfolio Services a monthly management services fee plus related expense reimbursement and provision of office space and facilities. The monthly management services fee is $50,000 effective July 1, 2020. The monthly facilities fee is $3,000 effective May 1, 2019.

For the three months ended March 31, 2021 and 2020, the Company incurred expenses of $159,000 and $129,000, respectively, related to this management services agreement. The costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. Amounts payable to Portfolio Services as of March 31, 2021 and December 31, 2020 were $0 and $109,640, respectively, and are included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Related Party Transactions (Continued)

Pursuant to a management services agreement with Clil Medical Ltd. (“Clil”), an affiliate of Dr. Laster, Dr. Laster was obligated to provide executive and other management services to the Company. This management services agreement was terminated in June 2020. Concurrently, Dr. Laster resigned as Co-Chairman and as a director, but continued to serve in various capacities for the Company and its subsidiaries. Subsequently, Dr. Laster submitted resignations to the Company and its subsidiaries. The Company and Dr. Laster do not agree on various matters, including Dr. Laster’s obligations under the management services agreement both prior and subsequent to its termination. For the three months ended March 31, 2021 and 2020, the Company incurred expenses of $0 and $75,000, respectively, related to this management services agreement. These costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of March 31, 2021 and December 31, 2020, the total amount due to Clil was $198,530, and is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

In January and February of 2020, HCFP/Direct Investments LLC (“Direct Investments”) advanced a total of $47,430 to the Company, and the Company incurred interest expense of $268 during the three months ended March 31, 2020. Amounts owed to Direct Investments were repaid in July 2020.

On April 9, 2020, one of the Company’s directors invested $7,500 in the Convertible Notes issued as part of the Company Direct Offering. During the three months ended March 31, 2020, Portfolio Services agreed to defer some of the Company’s payment obligations pursuant to the Portfolio Services management services agreement in the aggregate amount of $120,000. In June 2020, Portfolio Services agreed to exchange an aggregate of $200,000 of deferred payments under the Portfolio Services management services agreement, including the $120,000 of payments deferred during the three months ended March 31, 2020, into an equal principal amount of the Company’s Convertible Notes on the same terms of unaffiliated investors. On June 5, 2020, the Company issued to CP18B2, an affiliated entity, 3,000,000 W Warrants in consideration of a Note Receivable (see Note 8).

Related party amounts included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets were as follows:

	March 31,	December 31,
	2021	2020
HCFP Portfolio Services	$-	$109,640
Clil Medical Ltd.	198,530	198,530
HCFP LLC	1,469	76
Total	199,999	308,246

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2021 and 2020, respectively. State net operating loss carryovers begin to expire in 2037 and U.S. federal and foreign net operating loss carryover have indefinite lives. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

All filings, beginning with the 2017 tax year, remain open to examination by the Internal Revenue Service. However, since the Company has net operating loss carryforwards, which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized, notwithstanding that the statute for assessment may have closed. There are not currently ongoing or pending examinations in any jurisdictions.

12.	Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were available to be issued. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the condensed consolidated financial statements and accompanying notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021, as amended on April 29, 2021 (collectively, the “Form 10-K”).

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

Our lead development program is a novel, targeted immuno-oncology gene therapy for the treatment of multiple cancers. We have partnered with the City of Hope (“COH”) for CpG-STAT3siRNA, or CO-sTiRNATM, which is a STAT3 inhibitor gene therapy. Pre-clinical testing at City of Hope was designed to determine whether CO-sTiRNA would reduce growth and metastasis of various pre-clinical tumor models, including melanoma, and colon and bladder cancers, as well as leukemia and lymphoma. Based upon such testing, an IND for CO-sTiRNA for B-cell lymphoma was filed with the United States Food and Drug Administration (“FDA”) in April 2021. We currently anticipate that a first-in-human Phase 1 clinical trial for B-cell non-Hodgkin lymphoma (“B-cell lymphoma”) will commence in H2 2021.

In conjunction with City of Hope, Phase 1 clinical trials for additional cancer indications are being contemplated for CO-sTiRNA in combination with immune checkpoint inhibitors and chimeric antigen receptor T-cells (“CAR-Ts”).

Our second lead development program is MRI-1867, a peripherally-restricted, dual-action cannabinoid-1 (“CB1”) receptor inverse agonist and inhibitor of inducible nitric oxide synthase (“iNOS”). We have partnered with the National Institutes of Health (“NIH”) for MRI-1867 and are initially targeting systemic sclerosis (“SSc”). Over-activation of CB1 and iNOS has been implicated in the pathophysiology of SSc, which includes fibrosis of the skin, lung, kidney, heart, and the gastrointestinal tract. We are currently continuing to conduct pre-clinical work for MRI-1867 to support an IND filing with the FDA.

We are also partnered with The Hebrew University of Jerusalem (“Hebrew University”) on several additional research and development programs. These programs relate to a proprietary opioid-sparing anesthetic and synthesis of novel compounds and new chemical entities (“NCEs”).

We have devoted substantially all of our resources to our development efforts relating to our drug candidates, including sponsoring research with world-renowned academic and medical research institutions, designing future pre-clinical studies, providing general and administrative support for these operations, and securing and protecting our licensed intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. From inception (April 18, 2017) until March 31, 2021, we have funded our operations primarily through the issuance of convertible notes, common stock, and warrants.

We have incurred net losses in each year since our inception. As of March 31, 2021, we had an accumulated deficit of $17,907,046. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements appearing in our Form 10-K. We believe that the accounting policies are critical for fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

Three Months Ended March 31, 2021 Versus Three Months March 31, 2020

The following table summarizes our results of operation for the fiscal years ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020	Change	% Change
Operating Expenses:
General and Administrative	$1,818,805	$568,960	$1,248,845	220%
Research and Development	1,254,497	50,284	1,204,213	2,395%
Loss from Operations	3,073,302	619,244	2,454,058	396%
Net Loss	3,405,307	626,136	2,779,171	444%

Our net losses were $3,405,307 and $626,136 for the three months ended March 31, 2021 and 2020, respectively, an increase of $2,779,171 or 444%. We anticipate our net losses will continue to accumulate as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Revenue

We did not have any revenue during the three months ended March 31, 2021 or 2020. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate in the United States. In the event we choose to pursue a partnering arrangement to commercialize a drug candidate or other products outside the United States, we would expect to initiate additional research and development in the future.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our MSAs. Other significant general and administrative expenses including accounting and legal services, expenses related to obtaining and protecting our intellectual property and costs associated with our board of directors and scientific and senior advisors. We incurred general and administrative expenses in the three months ended March 31, 2021 and 2020 of $1,818,805 and $568,960, respectively, an increase of $1,249,845 or 220%. We attribute this increase in our general and administrative expenses to a greater level of our business activities (managing our clinical and research programs at City of Hope, NIH and Hebrew University, negotiating and executing our license agreements, pursuing patent protection for our intellectual property, investigating additional business opportunities and operating as a public company, including increased costs for investor relations, directors and officers insurance and to comply with corporate governance, internal controls and similar requirements applicable to public companies), all of which have increased amounts payable as compensation and benefits, including stock-based compensation; for professional fees and services; and to certain of our directors and scientific advisors. In the three months ended March 31, 2021 compared to the three months ended March 31, 2020, approximately an additional $129,000, $960,000 and $180,000 were attributable to increased costs for compensation and benefits; professional fees and services; and certain of our directors and scientific advisors, respectively, offset primarily by a reduction of approximately $45,000 in management services fees. Included in professional fees and services are legal fees and expenses incurred in connection with legal services provided to the board of directors and certain committees thereof, including relating to a former executive officer and co-chairman (see Part II – Other Information, Item 1. Legal Proceedings).

Research and Development and Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of fees incurred under our agreements with City of Hope, the NIH and Hebrew University, including the expenses associated with warrants issued in connection with the agreements with Hebrew University. For the three months ended March 31, 2021 and 2020, we incurred research and development expenses of $1,254,497 and $50,284, respectively, an increase of $1,204,213 or 2,395%. These expenses increased primarily as a result of the costs and expenses under the COH License Agreement and SRA relating CO-sTiRNA and the clinical lot manufacturing and IND preparation for the planned Phase 1 clinical trial for CO-sTiRNA. Expenses relating to the COH License Agreement and SRA were $70,000 and the expenses relating to the clinical lot manufacturing and IND preparation were approximately $1.2 million. These expenses were recognized in “Research and Development” expenses during the three months ended March 31, 2021. We plan to increase our research and development expenses for the foreseeable future as we continue the clinical and pre-clinical development of our two lead drug candidates, CO-sTiRNA and MRI-1867, and to further advance the development of our other research and development programs, subject to the availability of additional funding.

Liquidity and Capital Resources

Since April 18, 2017 (inception), we have incurred losses and, as of March 31, 2021, we had an accumulated deficit of $17,907,046. From inception through March 31, 2021, we have funded our operations principally with $19,382,497 million in gross proceeds from the sale of convertible notes, common stock, warrants and units comprised of common stock and warrants, and the exercise of a portion of such warrants, including aggregate gross proceeds of $10,350,000 from the sale of 1,150,000 shares of common stock at a public offering price of $9.00 per share in a follow-on public offering completed in February 2021. As of March 31, 2021, we had cash of $8,255,768.

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

As a result, we anticipate that we will need substantial additional funding in connection with our continuing operations to fund future clinical trials and pre-clinical testing for our drug candidates, general and administrative costs and public company and other expenses, including legal fees (both general, as well as related to litigation). We expect to finance our cash needs primarily through debt and equity offerings. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of additional capital outlays and operating expenditures necessary to complete the development of our drug candidates. See Part II - Other Information, Item 1. Legal Proceedings.

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

We have reviewed recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as hereinafter set forth, we are not a party to any litigation. On April 7, 2021, Morris C. Laster, M.D., a co-founder of the company, filed a Schedule 13D in which he claims sole beneficial ownership of certain shares. Such Schedule 13D sets forth that Dr. Laster has initiated litigation against us in the Delaware Court of Chancery with respect to ownership of 3,500,000 shares of our common stock. We have moved to dismiss this lawsuit in its entirety. The Schedule 13D also provides that Dr. Laster has determined to vote against the future election of members of our board of directors. Separate from the foregoing, the company and Dr. Laster do not agree on numerous other matters, which creates the potential for additional litigation. Litigation is highly unpredictable and the costs of litigation, including legal fees and expenses, could be significant. Given the inherent uncertainties, we may become subject to liabilities, including monetary damages. Any such liabilities could have a material adverse impact on our business, financial position, results of operations and cash flows.

Item 1A.  Risk Factors.

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Form 10-K. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Form 10-K, other than the litigation relating to Dr. Laster discussed in Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*   Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPUS BIOPHARMA INC.

Date: May 17, 2021	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Robert J. Gibson
Robert J. Gibson
Vice Chairman, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)