Form 10-Q
period 2021-06-30
Scopus BioPharma Inc.
filed 2021-08-13
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended from ________ to ________

Commission File Number: 001-39788

SCOPUS BIOPHARMA INC

(Exact name of registrant as specified in its charter)

Delaware	82-1248020
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

As of August 6, 2021, there were 18,094,264 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$6,261,042	$1,832,100
Prepaid expenses and other current assets	543,462	139,639
Total current assets	6,804,504	1,971,739
Property and equipment, net	3,533	2,329
Total assets	$6,808,037	$1,974,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,573,671	$1,521,565
Convertible notes payable, net	2,803,248	2,283,731
Common stock warrant liability	3,414,917	—
Total current liabilities	8,791,836	3,805,296

COMMITMENTS AND CONTINGENCIES (NOTE 8)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,094,264 and 14,577,597 shares issued and outstanding	18,094	14,578
Additional paid-in capital	33,094,511	14,224,000
Note receivable	(1,500,000)	(1,500,000)
Accumulated deficit	(33,535,946)	(14,501,739)
Accumulated other comprehensive loss	(60,458)	(68,067)
Total stockholders’ equity (deficit)	(1,983,799)	(1,831,228)
Total liabilities and stockholders’ equity (deficit)	$6,808,037	$1,974,068

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	1,726,988	710,729	3,545,793	1,279,689
Research and development	13,555,633	7,234,590	14,810,130	7,284,874
Total operating expenses	15,282,621	7,945,319	18,355,923	8,564,563
Loss from operations	(15,282,621)	(7,945,319)	(18,355,923)	(8,564,563)
Other expense:
Interest expense	(332,005)	(79,942)	(664,010)	(86,834)
Change in fair value of common stock warrant liability	(14,274)	—	(14,274)	—
Total other expense	(346,279)	(79,942)	(678,284)	(86,834)
Net loss	(15,628,900)	(8,025,261)	(19,034,207)	(8,651,397)
Comprehensive income (loss):
Foreign currency translation adjustment	(12,369)	(13,390)	7,609	800
Total comprehensive loss	$(15,641,269)	$(8,038,651)	$(19,026,598)	$(8,650,597)
Net loss per common share:
Basic and diluted	$(0.97)	$(0.62)	$(1.21)	$(0.68)
Weighted-average common shares outstanding:
Basic and diluted	16,191,699	12,859,207	15,766,731	12,684,116

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of March 31, 2021	15,727,597	$15,728	$23,587,284	$(1,500,000)	$(17,907,046)	$(48,089)	$4,147,877
Issuance of common stock for acquisition of in-process research and development	1,100,000	1,100	7,654,901	—	—	—	7,656,001
Issuance of common stock on achievement of research and development milestones	1,266,667	1,266	5,065,401	—	—	—	5,066,667
Common stock warrant liability	—	—	(3,400,643)	—	—	—	(3,400,643)
Stock-based compensation expense	—	—	187,568	—	—	—	187,568
Foreign currency translation adjustment	—	—	—	—	—	(12,369)	(12,369)
Net loss	—	—	—	—	(15,628,900)	—	(15,628,900)
Balances as of June 30, 2021	18,094,264	$18,094	$33,094,511	$(1,500,000)	$(33,535,946)	$(60,458)	$(1,983,799)

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of December 31, 2020	14,577,597	$14,578	$14,224,000	$(1,500,000)	$(14,501,739)	$(68,067)	$(1,831,228)
Issuance of common stock - net of issuance costs of $1,168,900	1,150,000	1,150	9,179,950	—	—	—	9,181,100
Issuance of common stock for acquisition of in-process research and development	1,100,000	1,100	7,654,901	—	—	—	7,656,001
Issuance of common stock on achievement of research and development milestones	1,266,667	1,266	5,065,401	—	—	—	5,066,667
Common stock warrant liability	—	—	(3,400,643)	—	—	—	(3,400,643)
Stock-based compensation expense	—	—	370,902	—	—	—	370,902
Foreign currency translation adjustment	—	—	—	—	—	7,609	7,609
Net loss	—	—	—	—	(19,034,207)	—	(19,034,207)
Balances as of June 30, 2021	18,094,264	$18,094	$33,094,511	$(1,500,000)	$(33,535,946)	$(60,458)	$(1,983,799)

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of March 31, 2020	12,509,024	$12,509	$3,682,921	$—	$(4,265,583)	$(19,264)	$(589,417)
Issuance of common stock for acquired in-process research and development	1,466,667	1,467	6,344,854	—	—	—	6,346,321
Issuance of warrants with Convertible Notes	—	—	666,457	—	—	—	666,457
Issuance of warrants	—	—	50,000	—	—	—	50,000
Issuance of warrants relating to note receivable	—	—	1,500,000	(1,500,000)	—	—	—
Stock-based compensation expense	—	—	60,255	—	—	—	60,255
Foreign currency translation adjustment	—	—	—	—	—	(13,390)	(13,390)
Net loss	—	—	—	—	(8,025,261)	—	(8,025,261)
Balances as of June 30, 2020	13,975,691	$13,976	$12,304,487	$(1,500,000)	$(12,290,844)	$(32,654)	$(1,505,035)

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of December 31, 2019	12,509,024	$12,509	$3,577,533	$—	$(3,639,447)	$(33,454)	$(82,859)
Issuance of common stock and warrants for acquisition of in-process research and development	1,466,667	1,467	6,344,854	—	—	—	6,346,321
Issuance of warrants with Convertible Notes	—	—	709,790	—	—	—	709,790
Issuance of warrants - net of issuance costs of $200			51,800	—	—	—	51,800
Issuance of warrants relating to note receivable	—	—	1,500,000	(1,500,000)	—	—	—
Stock-based compensation expense	—	—	120,510	—	—	—	120,510
Foreign currency translation adjustment	—	—	—	—	—	800	800
Net loss	—	—	—	—	(8,651,397)	—	(8,651,397)
Balances as of June 30, 2020	13,975,691	$13,976	$12,304,487	$(1,500,000)	$(12,290,844)	$(32,654)	$(1,505,035)

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,034,207)	$(8,651,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	772	711
Issuance of common stock and warrants for acquisition of in-process research and development	7,656,001	6,346,321
Issuance of common stock on achievement of research and development milestones	5,066,667	—
Change in fair value of common stock warrant liability	14,274	—
Stock-based compensation	370,902	120,510
Amortization of debt issuance costs and debt discount	519,518	64,879
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(403,813)	82,335
Accounts payable and accrued expenses	1,050,644	1,091,712
Net cash used in operating activities	(4,759,242)	(944,929)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	10,350,000	—
Issuance costs related to the issuance of common stock	(1,168,900)	—
Gross proceeds from issuance of Convertible Notes and warrants	—	1,231,400
Issuance costs related to the issuance of Convertible Notes and warrants	—	(110,973)
Gross proceeds from issuance of units and warrants	—	617,700
Issuance costs related to the issuance of units and warrants	—	(55,687)
Payment of deferred offering costs	—	(22,618)
Net cash provided by financing activities	9,181,100	1,659,822
Effects of changes in foreign currency exchange rates on cash	7,084	1,602
Net increase in cash	4,428,942	716,495
Cash, beginning of period	1,832,100	36,747

Cash, end of period	$6,261,042	$753,242

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Purchases of property and equipment in accounts payable and accrued expenses	$1,999	$—
Offering costs in accounts payable and accrued expenses	—	81,548
Deferred financing costs on convertible notes payable in accounts payable and accrued expenses	—	58,214
Purchase price for acquisitions payable in cash in accounts payable and accrued expenses	6,446	364,222
Convertible notes issued in lieu of cash	—	240,939
W Warrants issued in lieu of cash	—	199,577

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      Organization and Description of the Business

Nature of Operations

Scopus BioPharma Inc. (“Scopus”) and its subsidiary, Vital Spark, Inc. (“VSI”), are headquartered in New York. Its other subsidiaries, Olimmune Inc. (“Olimmune”) and Scopus BioPharma Israel Ltd. (“SBI”), are headquartered in Los Angeles, California and Jerusalem, Israel, respectively. Scopus, VSI, Olimmune, and SBI are collectively referred to as the “Company.” The Company is a clinical-stage biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical needs.

Going Concern

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40) requires management to assess an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

The Company is an early-stage company and has not generated revenues to date. As such, the Company is subject to all of the risks associated with early-stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities which have been funded from the issuance of convertible notes, common stock, and warrants (sees Notes 3, 6 and 9). The Company does not expect to generate positive cash flows from operating activities in the near future, if at all, until such time it completes the development of its drug candidates, including obtaining regulatory approvals, and anticipates incurring operating losses for the foreseeable future.

The Company incurred net losses of $15,628,900 and $19,034,207, respectively, for the three and six months ended June 30, 2021 and had an accumulated deficit of $33,535,946 as of June 30, 2021. The Company’s net cash used in operating activities was $4,759,242 for the six months ended June 30, 2021. Further, while the Company has raised significant cash proceeds from a public offering (see Note 3), the Company still has significant obligations related to the Company’s Convertible Notes (see Note 6), certain research and development acquisitions (see Note 4) and agreements (see Note 7), and operating expenses.

The Company’s ability to fund its operations is dependent upon management’s plans, which include raising capital through issuances of debt and equity securities, securing research and development grants, generating sufficient revenues, and controlling the Company’s expenses. A failure to raise sufficient financing, generate sufficient revenues, or control expenses, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives.

This evaluation is further impacted by an ongoing pandemic related to the COVID-19 coronavirus. While uncertain at this time, the extent of its impacts depends largely on the spread and duration of the outbreak, and may result in disruptions to capital raises, employees, and vendors which could result in negative impacts to operational and financial results.

Accordingly, management has concluded this raises substantial doubt of the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Organization and Description of the Business (Continued)

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

2.      Summary of Significant Accounting Policies

The Company’s accounting policies are the same as those described in Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2021, and as amended on April 29, 2021 (collectively, “the 2020 10-K”).

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

The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s 2020 10-K. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited balance sheet at December 31, 2020 contained in the Company’s 2020 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.      Summary of Significant Accounting Policies (Continued)

Fair Value Measurement (Continued)

As of June 30, 2021 and December 31, 2020, the carrying amounts of the Company’s cash, accounts payable and accrued expenses, and convertible notes payable approximate their respective fair value due to the short-term nature of these instruments.

The common stock warrant liability is recorded at fair value on a recurring basis and is considered a Level 3 liability. The fair value of the common stock warrant liability is included in “Common stock warrant liability” in current liabilities on the condensed consolidated balance sheets, as the warrants become exercisable within one year.

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

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Warrants	17,318,876	8,121,882	17,318,876	6,282,237
Convertible Notes (if converted)	12,591,988	3,044,683	12,458,161	1,624,886
Stock options	1,272,500	600,000	1,300,190	600,000
Contingent consideration in common stock	2,227,222	612,454	2,358,413	306,227
Total	33,410,586	12,379,019	33,435,640	8,813,350

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

4.      Acquisitions

On June 25, 2021, the Company completed the acquisition of Olimmune, a developer of oligonucleotide immunotherapies for the treatment of multiple cancers. Olimmune owned the exclusive right to negotiate two license agreements, which were executed concurrently with the closing of the acquisition, related to Olimmune’s drug candidates, CpG-STAT3ASO and CpG-STAT3decoy, with City of Hope (see Note 7). The transaction was accounted for as an asset acquisition as the purchase primarily related to a single asset. The aggregate upfront expense, including the upfront license fees paid to City of Hope, totaled approximately $8.1 million, consisting of approximately $0.4 million payable in cash and the issuance of approximately $7.7 million of common stock. Pursuant to asset acquisition accounting, acquired in-process research and development with no alternative future use is expensed at acquisition. Accordingly, this amount, totaling $8.1 million, was recognized in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2021.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      Acquisitions (Continued)

On June 10, 2020, the Company completed the acquisition of Bioscience Oncology Pty. Ltd. (“Bioscience Oncology”), a pre-clinical biopharmaceutical company which held a single asset, the exclusive right to negotiate a license agreement for CpG-STAT3siRNA, or CO-sTiRNATM, with City of Hope (see Note 7). The transaction was accounted for as an asset acquisition as the purchase primarily related to a single asset. The aggregate upfront expense, including the upfront license fees paid to City of Hope totaled approximately $7.2 million, composed of approximately $0.9 million, which was paid in cash, and the issuance of approximately $5.9 million and $0.5 million of common stock and W Warrants, respectively. Pursuant to asset acquisition accounting, acquired in-process research and development with no alternative future use is expensed at acquisition. Accordingly, this amount was recognized in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss during the three and six months ended June 30, 2020. Under the terms of the agreement, the previous shareholders of Bioscience Oncology were eligible to receive additional contingent consideration of up to approximately 2.5 million shares of common stock upon the achievement of specified milestones, which will be recorded when it is determined the corresponding milestone is probable to be achieved. As of June 30, 2021, the previous shareholders of Bioscience Oncology had been issued approximately 1.3 million shares of common stock upon achievement of a specified milestone and remain eligible to receive additional contingent consideration of approximately 1.3 million shares of common stock (the “Contingent Common Stock”) upon achievement of a second specified milestone (see Notes 7 and 9).

5.      Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of:

	June 30,	December 31,
	2021	2020
Professional fees	$840,333	$659,446
Research and development expenses	977,789	305,870
Management service fees and expenses	208,380	308,246
Convertible Notes interest payable	300,506	156,014
Other accounts payable and accrued expenses	246,663	91,989
Total accounts payable and accrued expenses	$2,573,671	$1,521,565

Amounts due to related parties included in accounts payable and accrued expenses totaled $209,849 and $308,246 as of June 30, 2021 and December 31, 2020, respectively (see Note 11).

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

Between June 2020 and September 2020, the Company issued an aggregate initial principal amount of $2,001,605 of Convertible Notes as part of the Convertible Notes Private Placement for net cash proceeds of $1,741,531 in cash after issuance costs of $260,074 , of which $192,787 was recognized as deferred financing costs and the remaining $67,287 as a reduction of the proceeds allocated to the attached W Warrants.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.      Debt (Continued)

Investors who purchased W Warrants in the December 2019 Private Placement prior to the amendment of its terms were provided the option to surrender two W Warrants for the purchase of $1.00 of initial principal amount of Convertible Notes. On September 28, 2020, all holders of W Warrants purchased in the December 2019 Private Placement elected to surrender their W Warrants and, accordingly, the Company issued an aggregate principal amount of $252,000 of Convertible Notes in exchange for 504,000 surrendered W Warrants of equivalent fair market value. Effective July 31, 2021, the principal balance outstanding, including accrued and unpaid interest, on the Convertible Notes was converted into W Warrants or repaid in cash (see Note13).

The Convertible Notes principal amount of $2,889,835, reduced for issuance costs of $260,074, was allocated to the Convertible Notes and W Warrants, based on their respective relative fair value, resulting in an allocation of $1,733,769 and $895,992 to the Convertible Notes and W Warrants, respectively. The resulting difference between the principal amount and the amount allocated to Convertible Notes of $1,156,066 is being recognized as debt discount and deferred financing costs, amortized as interest expense over the term of the Convertible Notes. The amount allocated to the W Warrants was recognized as an increase to “Additional paid-in capital” in the accompanying condensed consolidated statements of stockholders’ equity (deficit) under the caption “Common stock warrant liability.”

Balances related to the Convertible Notes included the following as of:

	June 30,	December 31,
	2021	2020
Convertible Notes principal amount	$2,889,835	2,889,835
Unamortized discount	(72,661)	(508,622)
Deferred financing costs	(13,926)	(97,482)
Convertible Notes payable, net	$2,803,248	$2,283,731

Interest expense for the three and six months ended June 30, 2021 totaled $332,005 and $664,010, respectively. Interest expense for the three and six months ended June 30, 2020 totaled $78,522 and $85,146, respectively. For the three and six months ended June 30, 2021, interest expense includes $72,246 and $144,492, respectively, of interest expense and $259,759 and $519,518, respectively, of debt discount and amortization of deferred financing costs. For the three and six months ended June 30, 2020, interest expense includes $19,004 and $20,267, respectively, of interest expense and $59,518 and $64,879, respectively, of debt discount and amortization of deferred financing costs.

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

Patent fee reimbursement under the Patent License Agreement was $5,017 and $10,034 for the three and six months ended June 30, 2021 , respectively. Patent fee reimbursement under the Patent license agreement was $6,680 and $13,360 for the three and six months ended June 30, 2020, respectively. These costs are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Research and Development Agreements (Continued)

Agreement Related to Intellectual Property Rights (Continued)

Pursuant to the terms of the Patent License Agreement, VSI is required to make minimum annual royalty payments on January 1 of each calendar year, which shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. For the three months ended June 30, 2021 and 2020, $6,250 of this prepaid royalty expense was recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. For the six months ended June 30, 2021 and 2020, $12,500 of this prepaid royalty expense was recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. The third annual payment of $25,000 was made in January 2021, of which the remaining $12,500 is included in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. Through June 30, 2021, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through June 30, 2021, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through June 30, 2021, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

Cooperative Research and Development Agreement

Effective January 11, 2018, VSI signed a two-year Cooperative Research and Development Agreement (the “CRADA Agreement”) with the NIH for preclinical testing relating to the Patent License Agreement described above. Pursuant to the terms of the CRADA Agreement, each party will provide scientific staff and other support necessary to conduct the research and other activities described in the research plan. This agreement was subsequently amended to defer funding for year two subject to additional testing by NIH and approval of the results by VSI. On May 7, 2019, the Company made the first of two equal payments of $55,870 to NIH. As of June 30, 2021 and December 31, 2020, the second payment of $55,870, which is subject to delivery of final research results, is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

Total expenses incurred in connection with the CRADA Agreement for the three months ended June 30, 2021 and 2020 amounted to $0, respectively. Total expenses incurred in connection with the CRADA Agreement for the six months ended June 30, 2021 and 2020 amounted to $0 and $31,039, respectively. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of June 30, 2021 and December 31, 2020, $55,870  was recognized in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets.

Memorandums of Understanding

Effective July 28, 2018, SBI entered into two Memorandums of Understanding (“MOUs”) with Yissum Research Development Company (“Yissum”) of the Hebrew University of Jerusalem Ltd. (“Hebrew University”). Research under the Yissum MOUs was completed in December 2019 and March 2020, respectively, resulting in the license agreements below.

The fees incurred in connection with these MOU’s for the three months ended June 30, 2021 and 2020 amounted to $0 and $17,081, respectively. The fees incurred in connection with these MOU’s for the six months ended June 30, 2021 and 2020 amounted to $0 and $29,646, respectively. These fees are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Research and Development Agreements (Continued)

Memorandums of Understanding (Continued)

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of cannabidiol with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company will be obligated to make payments upon the achievement of certain clinical development and product approval milestones. From March 5, 2019 through June 30, 2021, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements. Further, none of the milestones in the agreement have been reached and therefore as of June 30, 2021, there is no obligation to make any milestone payments.

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached and therefore as of June 30, 2021 there is no obligation to make any milestone payments.

CO-sTiRNA License Agreement and Sponsored Research Agreement

In June 2020, the Company entered into an exclusive, worldwide license agreement with City of Hope relating to CO-sTiRNA (the “CO-sTiRNA License Agreement”). In addition to the CO-sTiRNA License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with City of Hope relating to CO-sTiRNA. The Company obtained the right to negotiate the CO-sTiRNA License Agreement with City of Hope as part of the Bioscience Oncology acquisition in June 2020. Under the terms of the CO-sTiRNA License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the CO-sTiRNA License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the CO-sTiRNA License Agreement have been reached and therefore as of June 30, 2021, there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at City of Hope for two years in accordance with a predetermined funding schedule. Total expenses incurred in connection with the CO-sTiRNA License agreement and SRA were $70,000 and $140,000 for the three and six months ended June 30, 2021 and $13,889 for the three and six months ended June 30, 2020. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Research and Development Agreements (Continued)

CO-sTiRNA License Agreement and Sponsored Research Agreement (Continued)

In March 2021, the Company paid to City of Hope approximately $1.2 million relating to the clinical lot manufacturing and IND preparation costs for CO-sTiRNA and agreed to pay $10,000 per month to City of Hope for certain project management and regulatory services relating to the preparation of the IND for CO-sTiRNA until such IND was filed with the FDA, which occurred in April 2021. Further, the Company incurred costs of approximately $0.3 million during the three months ended June 30, 2021 pursuant to a clinical research support agreement relating to the Phase 1 clinical trial for CO-sTiRNA to be conducted at City of Hope. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

In May 2021, the Company received United States Food and Drug Administration (“FDA”) approval of its IND application related to CO-sTiRNA. Pursuant to the definitive agreement to acquire Bioscience Oncology, this approval satisfied a milestone that resulted in the issuance of approximately 1.3 million common shares of contingent consideration to the previous shareholders of Bioscience Oncology in June 2021 totaling approximately $5.1 million, based upon a value of $4.00 per share determined at the time of acquisition, and is included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Olimmune License Agreements

On June 25, 2021, the Company entered into two exclusive, worldwide license agreements with City of Hope relating to the Olimmune’s drug candidates. The Company obtained the rights to negotiate the ASO Patent Rights license agreement and the Decoy Patent Rights license agreement (together, the “Olimmune License Agreements”) with City of Hope as part of the Olimmune acquisition in June 2021 (see Note 4). Under the terms of the Olimmune License Agreements, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the Olimmune License Agreements, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $6,750,000 for each license, or $13,500,000 in the aggregate. None of the milestones in the Olimmune License Agreements have been reached and therefore as of June 30, 2021, there is no obligation to make any milestone payments.

8.      Commitments and Contingencies

Research and Development Agreements

The Company has entered into various research and development agreements which require the Company to provide certain funding and support. See Note 7 for further information regarding these agreements.

Legal Proceedings

Except as hereinafter set forth, the Company is not a party to any litigation. On April 7, 2021, a co-founder and former director of the Company, filed a Schedule 13D in which such former director claims sole beneficial ownership of certain shares. Such Schedule 13D sets forth that such former director has initiated litigation against the Company in the Delaware Court of Chancery with respect to ownership of shares of the Company’s common stock. The Company has moved to dismiss this lawsuit in its entirety. The Schedule 13D also provides that such former director has determined to vote against the future election of members of the Company’s board of directors. This litigation is still at an early stage and it is too early to assess potential liabilities, if any. Accordingly, the Company does not currently have any contingency reserves established for any potential litigation liabilities. Separate from the foregoing, the Company and such former director do not agree on numerous other matters, which creates the potential for additional litigation. Litigation is highly unpredictable and the costs of litigation, including legal fees and expenses, could be significant. Given the inherent uncertainties, the Company may become subject to liabilities, including monetary damages. Any such liabilities could have a material adverse impact on the Company’s business, financial position, results of operations and cash flows.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.      Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time-to-time by the Company’s board of directors. Authority is expressly vested in the board of directors to authorize the issuance of one or more series of preferred stock. All 20,000,000 shares remained unissued as of June 30, 2021.

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

Warrants

During the six months ended June 30, 2021, no warrants were issued, exercised, or forfeited. As of June 30, 2021, 8,884,438 warrants were outstanding at a weighted-average exercise price of $3.93, and 250,000 warrants were exercisable at a weighted-average exercise price of $1.50. On June 5, 2020, the Company issued to HCFP/Capital Partners 18-B-2 LLC (“CP18B2”) 3,000,000 W Warrants in consideration of a $1.5 million contingent promissory note (“Note Receivable”). The Note Receivable accrues interest at a rate of 1% per annum. Payment of this Note Receivable is contingent on exercise or sale of the W Warrants prior to their expiration. If the W Warrants have not been sold or exercised prior to their expiration by CP18B2, no payment of principal and interest of the Note Receivable is required. As of June 30, 2021, the remaining contractual term of the outstanding warrants was 5.20 years.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.      Stockholders’ Equity (Continued)

Common Stock Warrant Liability

At June 30, 2021, the Company had outstanding 18,094,264 shares of common stock, 8,434,438 W Warrants and 1,722,500 other warrants and stock options. The Company also had $3,190,341 of initial principal and accrued and unpaid interest under its Convertible Notes, which were convertible on or prior to the Maturity Date into W Warrants. The W Warrant are not exercisable until October 1, 2021. Each W Warrant will be exercisable for one B Unit, which is comprised of one share of common stock and one Z Warrant. Such units will not be separable into their component parts until April 1, 2022 and the Z Warrants will not be exercisable until July 1, 2022. Accordingly, as of June 30, 2021, the W Warrants were not exercisable, none of the Convertible Notes had been converted and no other warrants or stock options had been exercised. Notwithstanding the foregoing, pursuant to ASC Topic 815, Derivatives and Hedging (“ASC 815”), the sum of (i) the number of shares of common stock outstanding as of June 25, 2021, (ii) the total number of shares of common stock not yet issued or issuable pursuant to derivative securities and (iii) the number of shares of Contingent Common Stock, which sum is not a determination of shares actually issued and outstanding under applicable law, exceeds the number of authorized shares. Pursuant to ASC 815, the number of shares of common stock calculated as being in excess of the number of authorized shares should be classified as a liability and revalued at the end of each reporting period, as applicable. In accordance with ASC 815, as of June 25, 2021, the Company reclassified from additional paid-in capital to common stock warrant liability a total of 356,836 W Warrants at a fair value of $3,400,643. As of June 30, 2021, the fair value relating to these W Warrants was $3,414,917. The change in fair value of the common stock warrant liability of $14,274 is reflected in “Change in fair value of common stock warrant liability” in the accompanying condensed consolidated statements of comprehensive loss. On the Maturity Date of the Convertible Notes, initial principal and accrued and unpaid interest of $3,084,875 and $129,548 was converted into 6,169,771 W Warrants and repaid in cash, respectively. None of the W Warrants issued upon conversion of the Convertible Notes were exercisable. As of July 31, 2021, after giving effect to the conversion of the Convertible Notes on the Maturity Date and giving pro forma effect to the exercise of all derivative securities, including W Warrants (which had not yet become exercisable), Z Warrants (which had not yet become issuable) and all other warrants and stock options (including stock options which had not yet vested), net of forfeiture of 300,000 stock options, the aggregate number of fully-diluted shares of common stock would have been fewer than the number of authorized shares.

The fair value of the common stock warrant liability at reclassification and as of June 30, 2021 was estimated using a Monte Carlo daily price simulation based on the market value of the underlying common stock at the measurement date. Inputs to the model at each date included:

	June 25,	June 30,
	2021	2021
Price of underlying common stock	$6.96	$7.14
Expected dividend rate	0.0%	0.0%
Expected term (years)	6.0	6.0
Weighted-average expected stock price volatility	80.0%	80.0%
Risk-free interest rate	1.1%	1.1%

Contingent Common Stock

As a result of the Company’s acquisition of Bioscience Oncology, the previous shareholders of Bioscience Oncology are eligible to receive remaining contingent consideration of up to approximately 1.3 million shares of common stock upon the achievement of a specified milestone, which will be recorded when it is determined the corresponding milestone is probable to be achieved (see Notes 4 and 7).

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

There were no stock options granted during the three and six months ended June 30, 2020. The assumptions used to calculate the fair value of stock options granted during the three and six months ended June 30, 2021 are as follows:

Price of underlying common stock	$9.97	—	$10.61
Expected dividend rate	0.0%
Expected term (years)	5.0
Weighted-average expected stock price volatility	80.5% — 80.7%
Risk-free interest rate	0.4% — 0.5%

Stock option activity is summarized as follows for the six months ended June 30, 2021:

			Weighted-average
		Weighted-average	Grant Date
	Options	Exercise Price	Fair Value

Outstanding at December 31, 2020	1,257,500	$4.16	$2.17
Granted	115,000	11.25	6.55
Exercised	—	—	—
Forfeited	(100,000)	5.50	2.95
Outstanding at June 30, 2021	1,272,500	$4.70	$2.51

Vested and exercisable at June 30, 2021	580,138	$3.36	$1.65
Unvested at June 30, 2021	692,362	$5.82	$3.22

Stock-based compensation associated with vesting options was $187,568 and $370,902 for the three and six months ended June 30, 2021, respectively, and $60,255 and $120,510 for the three and six months ended June 30, 2020, respectively. This cost is included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of June 30, 2021 total unrecognized stock-based compensation expense was $1,481,267 and is expected to be recognized over the remaining weighted-average contractual vesting term of 1.71 years.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    Related Party Transactions (Continued)

For the three and six months ended June 30, 2021, the Company incurred expenses of $159,000 and $318,000, respectively, related to this management services agreement. For the three and six months ended June 30, 2020, the Company incurred expenses of $129,000 and $258,000, respectively. The costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. Amounts payable to Portfolio Services as of June 30, 2021 and December 31, 2020 were $9,850 and $109,640, respectively, and are included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

Pursuant to a management services agreement with Clil Medical Ltd. (“Clil”), an affiliate of a co-founder and former director of the company, such individual was obligated to provide executive and other management services to the Company. This management services agreement was terminated in June 2020 and, concurrently, such individual resigned as a director of the Company, but continued to serve in various other capacities for the Company and its subsidiaries. Subsequently, such individual submitted resignations to the Company and its subsidiaries. The Company and such individual do not agree on various matters, including obligations under the applicable management services agreement, both prior and subsequent to its termination. The Company did not incur expenses related to this management services agreement during the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, the Company incurred expenses of $53,333 and $128,333, respectively, related to this management services agreement. These costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of June 30, 2021 and December 31, 2020, the total amount due to Clil was $198,530, and is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

In January and February of 2020, HCFP/Direct Investments LLC (“Direct Investments”) advanced a total of $47,430 to the Company, and the Company incurred interest expense of $268 and $398 during the three and six months ended June 30, 2020. Amounts owed to Direct Investments were repaid in July 2020.

In April  2020, one of the Company’s directors invested $7,500 in the Convertible Notes issued as part of the Company Direct Offering. During the six months ended June 30, 2020, Portfolio Services agreed to defer some of the Company’s payment obligations pursuant to the Portfolio Services management services agreement in the aggregate amount of $200,000. In June 2020, Portfolio Services agreed to exchange the deferred payments under the Portfolio Services management services agreement, into an equal $200,000 principal amount of the Company’s Convertible Notes on the same terms of unaffiliated investors. In June 2020, the Company issued to CP18B2, an affiliated entity, 3,000,000 W Warrants in consideration of a Note Receivable (see Note 9).

Related party amounts included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets were as follows:

	June 30,	December 31,
	2021	2020
HCFP/Portfolio Services LLC	$9,850	$109,640
Clil Medical Ltd.	198,530	198,530
HCFP LLC	1,469	76
Total	$209,849	$308,246

12.    Income Taxes

The Company did not provide for any income taxes for the three and six months ended June 30, 2021 and 2020. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.    Subsequent Events

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were available to be issued. Except as set forth below, any material subsequent events that occurred during this time have been properly recognized or disclosed in the condensed consolidated financial statements and accompanying notes.

On July 2, 2021, the Company terminated the employment of its former President, in accordance with the terms of his employment agreement, pursuant to which the Company has no further financial obligations. The Audit Committee of the Board of Directors of the Company has conducted an internal review and, as a result of that review, the Audit and Executive Committees of the Board requested the resignations of such former President and another director from the Board.

In July 2021, the holders of the Convertible Notes converted an aggregate of $3,084,875 of initial principal and accrued and unpaid interest at a rate of $0.50 per W Warrant, rounded up to the nearest whole warrant, resulting in the issuance of 6,169,771 W Warrants. The remaining outstanding principal and accrued and unpaid interest through July 31, 2021 of $129,548 was repaid in cash. Accordingly, the Company has no further obligations under the Convertible Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021, as amended on April 29, 2021 (collectively, the “Form 10-K”), and certain other reports filed with the SEC as may be set forth below.

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

Overview

We are a clinical-stage biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical needs. Our mission is to improve patient outcomes and save lives. To achieve our mission, we are capitalizing on groundbreaking scientific and medical discoveries at some of the world’s foremost research and academic institutions.

Our lead development program is a novel, targeted immunotherapy for the treatment of multiple cancers. We have partnered with City of Hope (“COH”) for CpG-STAT3siRNA, or CO-sTiRNATM, which is a TRL9 agonist and STAT3 inhibitor. Pre-clinical testing at COH was designed to determine whether CO-sTiRNA would reduce growth and metastasis of various pre-clinical tumor models, including melanoma, and colon and bladder cancers, as well as leukemia and lymphoma. Based upon such testing, an IND for CO-sTiRNA for B-cell non-Hodgkin lymphoma (“B-cell lymphoma) was filed with and subsequently approved by the United States Food and Drug Administration (“FDA”) in April 2021 and May 2021, respectively. We currently anticipate that a first-in-human Phase 1 clinical trial for B-cell lymphoma will commence in 2021.

In conjunction with COH, Phase 1 clinical trials for additional cancer indications are being considered for CO-sTiRNA in combination with immune checkpoint inhibitors and chimeric antigen receptor T-cells (“CAR-Ts”).

On June 25, 2021, we acquired Olimmune Inc., a developer of groundbreaking oligonucleotide immunotherapies for the treatment of multiple cancers (“Olimmune”). Olimmune owns exclusive, worldwide licenses to certain patents from COH (the “Olimmune Licenses”) to develop and commercialize CpG-STAT3ASO and CpG-STAT3decoy. Like CO-sTiRNA (CpG-STAT3siRNA), such oligonucleotide immunotherapies combine both TRL9 immunostimulation and STAT3 inhibition. As a result, our pipeline now consists of several immuno-oncology lead development programs. We anticipate that INDs for CpG-STAT3ASO for genitourinary and head and neck cancers will be submitted in Q4 2022.

Our pipeline of drug candidates also includes MRI-1867, a peripherally-restricted, dual-action cannabinoid-1 (“CB1”) receptor inverse agonist and inhibitor of inducible nitric oxide synthase (“iNOS”). We have partnered with the National Institutes of Health (“NIH”) for MRI-1867 and are initially targeting systemic sclerosis (“SSc”). Over-activation of CB1 and iNOS has been implicated in the pathophysiology of SSc, which includes fibrosis of the skin, lung, kidney, heart, and the gastrointestinal tract. We are also partnered with The Hebrew University of Jerusalem (“Hebrew University”) on several additional research and development programs. These programs relate to a proprietary opioid-sparing anesthetic and synthesis of novel compounds and new chemical entities (“NCEs”). We are continually monitoring the impact of the on-going global pandemic on us. Until we are able to gain greater visibility as to the impact of the evolving pandemic, including emerging variants and responses thereto, we intend to commit greater resources to our existing and future programs in the United States and may reduce resources for development programs outside the United States.

We have devoted substantially all of our resources to our development efforts relating to our drug candidates, including sponsoring research with world-renowned academic and medical research institutions, preparing to implement a Phase 1 clinical trial for B-cell lymphoma at COH, pursuing additional pre-clinical studies, securing and protecting our licensed intellectual property, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. From inception (April 18, 2017) until June 30, 2021, we have funded our operations primarily through the issuance of equity and debt securities.

We have incurred net losses in each year since our inception. As of June 30, 2021, we had an accumulated deficit of $33,535,946. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that all our expenses will increase substantially as we:

●	continue our research and development efforts;
●	contract with third-party research organizations to manage our clinical and pre-clinical trials for our drug candidates;
●	outsource the manufacturing of our drug candidates for clinical trials and pre-clinical testing;
●	seek to obtain regulatory approvals for our drug candidates;
●	maintain, expand, and protect our intellectual property portfolio;
●	add operational, financial and management information systems and personnel to support our research and development and regulatory efforts; and
●	operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the commercialization of any of our current or future drug candidates. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through equity and debt offerings. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances, and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our drug candidates.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing in our Form 10-K. We believe that the accounting policies are critical for fully understanding and evaluating our financial condition and results of operations.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Three Months Ended June 30, 2021 Versus Three Months Ended June 30, 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended
	June 30,
	2021	2020	Change	% Change
Operating Expenses:
General and Administrative	$1,726,988	$710,729	$1,016,259	143%
Research and Development	13,555,633	7,234,590	6,321,043	87%
Loss from Operations	15,282,621	7,945,319	7,337,302	92%
Net Loss	$15,628,900	$8,025,261	$7,603,639	95%

Our net losses were $15,628,900 and $8,038,651 for the three months ended June 30, 2021 and 2020, respectively, an increase of $7,603,639 or 95%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Revenue

We did not have any revenue during the three months ended June 30, 2021 or 2020. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses in the three months ended June 30, 2021 and 2020 of $1,726,988 and $710,729, respectively, an increase of $1,016,259 or 143%. This increase in our general and administrative expenses is primarily attributable to increases in fees and stock compensation expenses associated with our directors and scientific and senior advisors, most of whom joined the company during the second half of 2020 and did not have an impact on our financial results during the three months ended June 30, 2020; and professional fees and services related to operating as a public company (including increased costs for investor relations, directors and officers insurance and to comply with corporate governance, internal controls and similar requirements applicable to public companies), all of which have increased in 2021 following the completion of our IPO in December 2020. In the three months ended June 30, 2021 compared to the three months ended June 30, 2020, the increase of $1,016,259 is comprised principally of an additional $212,312, $674,701 and $99,959 of costs for compensation to our directors and scientific and senior advisors, professional fees and certain public company costs, respectively. Included in professional fees and services are legal fees and expenses incurred in connection with legal services provided to the board of directors and certain committees thereof, including relating to former officers and directors. See Part II-Other Information, Item 1. Legal Proceedings, the Form 10-K, the Schedule 13D filed with the SEC by a former director on April 7, 2021 and the Form 8-K filed with the SEC on July 9, 2021 for additional information concerning such matters.

Research and Development and Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of the costs associated with obtaining our intellectual property that are classified as in-process research and development and fees incurred under our agreements with COH, the NIH and Hebrew University, including the expenses associated with securities issued in connection with such agreements, as applicable. For the three months ended June 30, 2021 and 2020, we incurred research and development expenses of $13,555,633 and $7,234,590, respectively, an increase of $6,321,043 or 87%. These expenses increased primarily as a result of the costs and expenses related to our acquisition of Olimmune, the upfront costs under the Olimmune Licenses and costs associated with preparation for the Phase 1 clinical trial for CO-sTiRNA. Expenses relating to the acquisition of Olimmune, the Olimmune Licenses and preparation for the Phase 1 clinical trial for CO-sTiRNA were $6,998,530, $1,081,622 and $323,797, respectively. These new expenses were offset by $1,995,702 due to lower in-process research and development costs related to our acquisition of Bioscience Oncology and CO-sTiRNA in 2021 compared to 2020. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the clinical development of CO-sTiRNA, the pre-clinical development of CpG-STAT3ASO, CpG-STAT3decoy and MRI-1867, and to further advance the development of our other research and development programs, subject to the availability of additional funding.

Other Expenses

Other expenses consists of changes in the fair value of a warrant liability, as well as interest expense on our Convertible Notes. Other expenses were $346,279 and $79,942 for the three months ended June 30, 2021 and 2020, respectively, an increase of $266,337 or 333%. Expense related to the change in fair value of warrant liability was $14,274 for the three months ended June 30, 2021. There was no expense related to the warrant liability during the three months ended June 30, 2020. This expense during the three months ended June 30, 2021 is associated with the increase of a liability related to certain warrants issued in August and September 2020. We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of such warrants using a Monte Carlo daily price simulation. Interest expense was $332,005 and $79,942 for the three months ended June 30, 2021 and 2020, respectively, an increase of $252,063 or 315%. This increase is attributable to the entire principal amount of our Convertible Notes being outstanding for the full three months ended June 30, 2021, whereas only a portion of the principal amount of our Convertible Notes was outstanding during the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Versus Six Months Ended June 30, 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended
	June 30,
	2021	2020	Change	% Change
Operating Expenses:
General and Administrative	$3,545,793	$1,279,689	$2,266,104	177%
Research and Development	14,810,130	7,284,874	7,525,256	103%
Loss from Operations	18,355,923	8,564,563	9,791,360	114%
Net Loss	$19,034,207	$8,651,397	$10,382,810	120%

Our net losses were $19,034,207 and $8,651,397 for the six months ended June 30, 2021 and 2020, respectively, an increase of $10,382,810 or 120%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Revenue

We did not have any revenue during the six months ended June 30, 2021 or 2020. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our employees, management services agreements, directors and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses in the six months ended June 30, 2021 and 2020 of $3,545,793 and $1,279,689, respectively, an increase of $2,266,104 or 177%. This increase in our general and administrative expenses is primarily attributable to increases in fees and stock compensation expenses associated with our directors and scientific and senior advisors, most of whom joined the company during the second half of 2020 and did not have an impact on our financial results during the six months ended June 30, 2020; and professional fees and services related to operating as a public company (including increased costs for investor relations, directors and officers insurance and to comply with corporate governance, internal controls and similar requirements applicable to public companies), all of which have increased in 2021 following the completion of our IPO in December 2020. In the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the increase of $2,266,104 is comprised principally of an additional $432,071, $1,638,263 and $206,125 of costs for compensation to our directors and scientific and senior advisors, professional fees and certain public company costs, respectively. Included in professional fees and services are legal fees and expenses incurred in connection with legal services provided to the board of directors and certain committees thereof, including relating to former officers and directors. See Part II-Other Information, Item 1. Legal Proceedings, the Form 10-K, the Schedule 13D filed with the SEC by a former director on April 7, 2021 and the Form 8-K filed with the SEC on July 9, 2021 for additional information concerning such matters.

Research and Development and Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of the costs associated with our acquisition of intellectual property that are classified as in-process research and development and fees incurred under our agreements with COH, the NIH and Hebrew University, including the expenses associated with securities issued in connection with such agreements, as applicable. For the six months ended June 30, 2021 and 2020, we incurred research and development expenses of $14,810,130 and $7,284,874, respectively, an increase of $7,525,256 or 103%. These expenses increased primarily as a result of the costs related to our acquisition of Olimmune, the upfront costs under the Olimmune Licenses and costs associated with the filing of the IND and preparation for the Phase 1 clinical trial for CO-sTiRNA. Expenses relating to the acquisition of Olimmune, the Olimmune Licenses and the CO-sTiRNA IND and Phase I clinical trial were $6,998,530, $1,081,622 and $1,503,277, respectively. These new expenses were offset by $1,995,702 due to lower in-process research and development costs related to our acquisition of Bioscience Oncology and CO-sTiRNA in 2021 compared to 2020. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the clinical development of CO-sTiRNA, the pre-clinical development of CpG-STAT3ASO, CpG-STAT3decoy and MRI-1867, and to further advance the development of our other research and development programs, subject to the availability of additional funding.

Other Expenses

Other expenses consists of changes in the fair value of a warrant liability, as well as interest expense on our Convertible Notes. Other expenses were $678,284 and $86,834 for the six months ended June 30, 2021 and 2020, respectively, an increase of $591,450 or 681%. Expense related to the change in fair value of warrant liability was $14,274 for the six months ended June 30, 2021 There were no expenses related to the warrant liability during the six months ended June 30, 2020. This expense during the six months ended June 30, 2021 is associated with the increase of a liability related to certain warrants issued in August and September 2020. We are required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculate the fair value of such warrants using a Monte Carlo daily price simulation. Interest expense was $664,010 and $86,834 for the six months ended June 30, 2021 and 2020, respectively, an increase of $577,176 or 665%. This increase is attributable to the entire principal amount of our Convertible Notes being outstanding for the full six months ended June 30, 2021, whereas only a portion of the principal amount of our Convertible Notes was outstanding during the three months ended June 30, 2020.

Liquidity and Capital Resources

Since April 18, 2017 (inception), we have incurred losses and, as of June 30, 2021, we had an accumulated deficit of $33,535,946. From inception through June 30, 2021, we have funded our operations principally through the sale of equity and debt securities totaling $19,382,497 in the aggregate. As of June 30, 2021, we had cash of $6,261,042 and net working capital of ($1,987,332) compared to cash of $1,832,100 and net working capital of ($1,831,228) as of December 31, 2020. Net working capital as of June 30, 2021, as adjusted for the common stock warrant liability would have been $1,427,585.

For the six months ended June 30, 2021, we used $4,759,242 of cash in operations, which was attributable to our net loss of $19,034,207 and changes in operating assets and liabilities of $646,831, partially offset by $13,628,134 of non-cash expenses. For the six months ended June 30, 2020, we used $944,929 of cash in operations, which was attributable to our net loss of $8,651,397 and changes in operating assets and liabilities of $1,174,047, partially offset by non-cash expenses of $6,532,421.

In July 2021, $3,084,875 of outstanding principal and accrued interest under our Convertible Notes was converted into 6,169,771 Series W Warrants (“W Warrants”). The balance of $129,548 of outstanding principal and accrued interest was repaid in cash. Accordingly, we had no further obligations under our Convertible Notes.

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

As a result, we anticipate that we will need substantial additional funding in connection with our continuing operations to fund future clinical trials and pre-clinical testing for our drug candidates, general and administrative costs and public company and other expenses, including legal fees (both general, as well as related to litigation). See Part II-Other Information, Item 1. Legal Proceedings, the Form 10-K, the Schedule 13D filed with the SEC by a former director on April 7, 2021 and the Form 8-K filed with the SEC on July 9, 2021 for additional information concerning such matters. We expect to finance our cash needs primarily through the sale of our debt and equity securities. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of additional capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

●	the progress, costs, results and timing of our drug candidates’ future clinical studies and future pre-clinical trials, and the clinical development of our drug candidates for other potential indications beyond their initial target indications;
●	the willingness of the FDA and the EMA to accept our future drug candidate clinical trials, as well as our other completed and planned clinical and pre-clinical studies and other work, as the basis for review and approval of our drug candidates;
●	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
●	the number and characteristics of drug candidates that we pursue, including our drug candidates in future pre-clinical development;
●	the ability of our drug candidates to progress through clinical development successfully;
●	our need to expand our research and development activities;

●	the costs associated with securing and establishing commercialization and manufacturing capabilities;
●	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
●	our ability to maintain, expand and defend the scope of our licensed intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the effect of competing technological and market developments;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the duration and spread of the COVID-19 pandemic, and associated operational delays and disruptions and increased costs and expenses; and
●	the economic and other terms, timing and success of any collaboration, licensing or other arrangements into which we may enter in the future.

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

We have considered the spread of the COVID-19 coronavirus outbreak, which the World Health Organization has declared a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and its impact on our employees and vendors, and our ability to raise capital, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations remains uncertain.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as hereinafter set forth, we are not a party to any litigation. On April 7, 2021, a co-founder and former director of the company, filed a Schedule 13D in which such former director claims sole beneficial ownership of certain shares. Such Schedule 13D sets forth that such former director has initiated litigation against us in the Delaware Court of Chancery with respect to ownership of shares of our common stock. We have moved to dismiss this lawsuit in its entirety. The Schedule 13D also provides that such former director has determined to vote against the future election of members of our board of directors. Separate from the foregoing, the company and such former director do not agree on numerous other matters, which creates the potential for additional litigation. Litigation is highly unpredictable and the costs of litigation, including legal fees and expenses, could be significant. Given the inherent uncertainties, we may become subject to liabilities, including monetary damages. Any such liabilities could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.18*	Stock Exchange Agreement, dated June 25, 2021				X

10.19*	ASO Exclusive License Agreement, dated June 25, 2021†				X

10.20*	Decoy Exclusive License Agreement, dated June 25, 2021†				X

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Taxonomy Extension Schema Document				X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

*	Filed herewith
**	Furnished herewith
†	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPUS BIOPHARMA INC.

Date: August 13, 2021	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Robert J. Gibson
Robert J. Gibson
Vice Chairman, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)