Form 10-Q
period 2021-09-30
Scopus BioPharma Inc.
filed 2021-11-12
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, there were 18,094,264 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$3,632,080	$1,832,100
Prepaid expenses and other current assets	396,383	139,639
Total current assets	4,028,463	1,971,739
Property and equipment, net	3,168	2,329
Total assets	$4,031,631	$1,974,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,237,267	$1,521,565
Convertible notes payable, net	—	2,283,731
Total current liabilities	2,237,267	3,805,296

COMMITMENTS AND CONTINGENCIES (NOTE 8)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,094,264 and 14,577,597 shares issued and outstanding	18,094	14,578
Additional paid-in capital	38,278,607	14,224,000
Note receivable	(1,500,000)	(1,500,000)
Accumulated deficit	(34,936,289)	(14,501,739)
Accumulated other comprehensive loss	(66,048)	(68,067)
Total stockholders’ equity (deficit)	1,794,364	(1,831,228)
Total liabilities and stockholders’ equity (deficit)	$4,031,631	$1,974,068

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	2,682,310	806,045	6,228,103	2,087,423
Research and development	77,527	69,421	14,887,657	7,354,295
Total operating expenses	2,759,837	875,466	21,115,760	9,441,718
Loss from operations	(2,759,837)	(875,466)	(21,115,760)	(9,441,718)
Other income (expense):
Interest expense	(110,669)	(284,520)	(774,679)	(369,665)
Change in fair value of common stock warrant liability	1,470,163	—	1,455,889	—
Total other income (expense)	1,359,494	(284,520)	681,210	(369,665)
Net loss	(1,400,343)	(1,159,986)	(20,434,550)	(9,811,383)
Comprehensive income (loss):
Foreign currency translation adjustment	(5,590)	(3,273)	2,019	(2,473)
Total comprehensive loss	$(1,405,933)	$(1,163,259)	$(20,432,531)	$(9,813,856)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.08)	$(1.23)	$(0.75)
Weighted-average common shares outstanding:
Basic and diluted	17,148,180	13,985,000	16,551,101	13,120,909

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of June 30, 2021	18,094,264	$18,094	$33,094,511	$(1,500,000)	$(33,535,946)	$(60,458)	$(1,983,799)
Conversion of convertible notes payable and accrued interest into W Warrants	—	—	3,084,875	—	—	—	3,084,875
Reclassification of common stock warrant liability into equity	—	—	1,944,754	—	—	—	1,944,754
Stock-based compensation expense	—	—	154,467	—	—	—	154,467
Foreign currency translation adjustment	—	—	—	—	—	(5,590)	(5,590)
Net loss	—	—	—	—	(1,400,343)	—	(1,400,343)
Balances as of September 30, 2021	18,094,264	$18,094	$38,278,607	$(1,500,000)	$(34,936,289)	$(66,048)	$1,794,364

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of December 31, 2020	14,577,597	$14,578	$14,224,000	$(1,500,000)	$(14,501,739)	$(68,067)	$(1,831,228)
Issuance of common stock - net of issuance costs of $1,168,900	1,150,000	1,150	9,179,950	—	—	—	9,181,100
Issuance of common stock for acquisition of in-process research and development	1,100,000	1,100	7,654,901	—	—	—	7,656,001
Issuance of common stock on achievement of research and development milestones	1,266,667	1,266	5,065,401	—	—	—	5,066,667
Conversion of convertible notes payable and accrued interest into W Warrants	—	—	3,084,875	—	—	—	3,084,875
Common stock warrant liability	—	—	(3,400,643)	—	—	—	(3,400,643)
Reclassification of common stock warrant liability into equity	—	—	1,944,754	—	—	—	1,944,754
Stock-based compensation expense	—	—	525,369	—	—	—	525,369
Foreign currency translation adjustment	—	—	—	—	—	2,019	2,019
Net loss	—	—	—	—	(20,434,550)	—	(20,434,550)
Balances as of September 30, 2021	18,094,264	$18,094	$38,278,607	$(1,500,000)	$(34,936,289)	$(66,048)	$1,794,364

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of June 30, 2020	13,975,691	$13,976	$12,304,487	$(1,500,000)	$(12,290,844)	$(32,654)	$(1,505,035)
Issuance of units and warrants - net of issuance costs of $16,500	21,906	22	207,010	—	—	—	207,032
Warrants exchanged for Convertible Notes	—	—	(168,000)	—	—	—	(168,000)
Stock-based compensation expense	—	—	60,255	—	—	—	60,255
Stock-based payment for services	5,000	5	19,995	—	—	—	20,000
Foreign currency translation adjustment	—	—	—	—	—	(3,273)	(3,273)
Net loss	—	—	—	—	(1,159,986)	—	(1,159,986)
Balances as of September 30, 2020	14,002,597	$14,003	$12,423,747	$(1,500,000)	$(13,450,830)	$(35,927)	$(2,549,007)

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of December 31, 2019	12,509,024	$12,509	$3,577,533	$—	$(3,639,447)	$(33,454)	$(82,859)
Issuance of common stock and warrants for acquisition of in-process research and development	1,466,667	1,467	5,865,200	—	—	—	5,866,667
Issuance of units and warrants - net of issuance costs of $72,187	21,906	22	1,448,254	—	—	—	1,448,276
Warrants exchanged for Convertible Notes	—	—	(168,000)				(168,000)
Issuance of warrants relating to note receivable	—	—	1,500,000	(1,500,000)	—	—	—
Stock-based compensation expense	—	—	180,765	—	—	—	180,765
Stock-based payment for services	5,000	5	19,995	—	—	—	20,000
Foreign currency translation adjustment	—	—	—	—	—	(2,473)	(2,473)
Net loss	—	—	—	—	(9,811,383)	—	(9,811,383)
Balances as of September 30, 2020	14,002,597	$14,003	$12,423,747	$(1,500,000)	$(13,450,830)	$(35,927)	$(2,549,007)

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,434,550)	$(9,811,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,147	1,073
Issuance of common stock and warrants for acquisition of in-process research and development	7,656,001	6,346,321
Stock issued for R&D milestone	5,066,667	—
Change in fair value of common stock warrant liability	(1,455,889)	—
Stock-based compensation	525,369	180,765
Stock-based payment for services	—	20,000
Amortization of debt issuance costs and debt discount	606,104	290,203
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(256,723)	37,571
Accounts payable and accrued expenses	1,015,866	1,329,454
Net cash used in operating activities	(7,276,008)	(1,605,996)

Cash flows from investing activities:
Purchases of property and equipment	(1,999)	—

Cash flows from financing activities:
Gross proceeds from issuance of common stock	10,350,000	—
Issuance costs related to the issuance of common stock	(1,168,900)	—
Gross proceeds from issuance of Convertible Notes and warrants	—	1,459,403
Issuance costs related to the issuance of Convertible Notes and warrants	—	(192,788)
Gross proceeds from issuance of units and warrants	—	841,232
Issuance costs related to the issuance of units and warrants	—	(72,187)
Payment of principal on convertible notes	(104,505)
Payment of deferred offering costs	—	(44,030)
Net cash provided by financing activities	9,076,595	1,991,630
Effects of changes in foreign currency exchange rates on cash	1,392	(1,824)
Net increase in cash	1,799,980	383,810
Cash, beginning of period	1,832,100	36,747
Cash, end of period	$3,632,080	$420,557

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Deferred offering costs in accounts payable and accrued expenses	—	79,085
Convertible notes issued in lieu of cash	—	299,153
Convertible notes issued in exchange for warrants		252,000
W Warrants issued in lieu of cash	—	199,577
W Warrants accounted for as warrant liability	3,400,643
Reclassification of warrant liability into equity	1,944,754
Conversion of convertible notes payable and accrued interest into W Warrants	3,084,875

Cash paid during the period for:
Interest	25,043	470
Taxes	—	—

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      Organization and Description of the Business

Nature of Operations

Scopus BioPharma Inc. (“Scopus”) and its subsidiary, Vital Spark, Inc. (“VSI”), are headquartered in New York. Its other subsidiaries, Olimmune Inc. (“Olimmune “), DBA “Duet Therapeutics,” and Scopus BioPharma Israel Ltd. (“SBI”), are headquartered in Los Angeles, California and Jerusalem, Israel, respectively. Scopus, VSI, Olimmune, and SBI are collectively referred to as the “Company.” The Company is a clinical-stage biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical needs.

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

The Company incurred net losses of $1,400,343 and $20,434,550, respectively, for the three and nine months ended September 30, 2021 and had an accumulated deficit of $34,936,289 as of September 30, 2021. The Company’s net cash used in operating activities was $7,276,008 for the nine months ended September 30, 2021. Further, while the Company has raised significant cash proceeds from a public offering (see Note 3), the Company still has significant obligations related to certain research and development acquisitions (see Note 4) and agreements (see Note 7), and operating expenses.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include those related to the fair value of warrants, stock-based compensation, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets, and probability of meeting certain milestones. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.      Summary of Significant Accounting Policies (Continued)

Fair Value Measurement (Continued)

As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s cash, accounts payable and accrued expenses, and convertible notes payable approximate their respective fair value due to the short-term nature of these instruments.

The common stock warrant liability was recorded at fair value on a recurring basis and is considered a Level 3 liability until its reclassification into equity during the three-month period ended September 30, 2021.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis (see Note 9).

Common Stock
Warrant Liability
Balance at December 31, 2020	$—
Reclassification of common stock warrants into liability (see Note 9)	3,400,643
Change in fair value of common stock warrant liability	(1,455,889)
Reclassification of common stock warrant liability into equity (see Note 9)	(1,944,754)
Balance at September 30, 2021	$—

There are no assets measured at fair value on a recurring basis, nor are there assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2021 and 2020.

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

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Warrants	25,500,529	17,549,374	19,811,300	10,065,363
Convertible Notes (if converted)	4,300,025	10,318,068	9,972,901	4,543,765
Stock options	982,283	600,000	1,203,344	600,000
Contingent consideration in common stock	1,266,666	2,533,333	2,025,828	1,054,015
Total	32,049,503	31,000,775	33,013,373	16,263,143

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      Acquisitions

On June 25, 2021, the Company completed the acquisition of Olimmune, a developer of oligonucleotide immunotherapies for the treatment of multiple cancers. Olimmune owned the exclusive right to negotiate two license agreements, which were executed concurrently with the closing of the acquisition, related to Olimmune’s drug candidates, CpG-STAT3ASO and CpG-STAT3decoy, with City of Hope (see Note 7). The transaction was accounted for as an asset acquisition as the purchase primarily related to a single asset. The aggregate upfront expense, including the upfront license fees paid to City of Hope, totaled approximately $8.1 million, consisting of approximately $0.4 million payable in cash and the issuance of approximately $7.7 million of common stock. Pursuant to asset acquisition accounting, acquired in-process research and development with no alternative future use is expensed at acquisition. Accordingly, this amount, totaling $8.1 million, was recognized in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2021.

On June 10, 2020, the Company completed the acquisition of Bioscience Oncology Pty. Ltd. (“Bioscience Oncology”), a pre-clinical biopharmaceutical company which held a single asset, the exclusive right to negotiate a license agreement for CpG-STAT3siRNA with City of Hope (see Note 7). The transaction was accounted for as an asset acquisition as the purchase primarily related to a single asset. The aggregate upfront expense, including the upfront license fees paid to City of Hope totaled approximately $7.2 million, composed of approximately $0.9 million, which was paid in cash, and the issuance of approximately $5.9 million and $0.5 million of common stock and W Warrants, respectively. Pursuant to asset acquisition accounting, acquired in-process research and development with no alternative future use is expensed at acquisition. Accordingly, this amount was recognized in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss during the nine months ended September 30, 2020. Under the terms of the agreement, the previous shareholders of Bioscience Oncology were eligible to receive additional contingent consideration of up to approximately 2.6 million shares of common stock upon the achievement of specified milestones, which is to be recorded when it is determined the corresponding milestone is probable to be achieved. As of September 30, 2021, the previous shareholders of Bioscience Oncology had been issued approximately 1.3 million shares of common stock upon achievement of a specified milestone and remain eligible to receive additional contingent consideration of approximately 1.3 million shares of common stock (the “Contingent Common Stock”) upon achievement of a second specified milestone (see Notes 7 and 9).

5.      Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of:

	September 30,	December 31,
	2021	2020
Professional fees	$1,360,966	$659,446
Research and development expenses	487,306	305,870
Management service fees and expenses	209,508	308,246
Convertible Notes interest payable	0	156,014
Other accounts payable and accrued expenses	179,487	91,989

Total accounts payable and accrued expenses	$2,237,267	$1,521,565

Amounts due to related parties included in accounts payable and accrued expenses totaled $199,999 and $308,246 as of September 30, 2021 and December 31, 2020, respectively (see Note 11).

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.      Debt

Between June 2020 and September 2020, the Company issued an aggregate initial principal amount of $2,001,605 of Convertible Notes with W Warrants attached in a private placement (the “Convertible Notes Private Placement”) for net cash proceeds of $1,741,531 after issuance costs of $260,074, of which $192,787 was recognized as deferred financing costs and the remaining $67,287 as a reduction of the proceeds allocated to the attached W Warrants. The Convertible Notes had an annual interest rate of 10% and a scheduled maturity on the earlier of July 31, 2021 or a change of control of the Company (the “Maturity Date”). For each $1.00 of initial principal, the purchaser also received one W Warrant. Prior to the Maturity Date, the holder could elect to convert each $1.00 of initial principal amount of Convertible Notes plus accrued and unpaid interest into W Warrants at a conversion price of $0.50 per W Warrant.

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

Holders of W Warrants purchased in a private placement, the terms of which were subsequently amended in April 2020, were provided the option to surrender two W Warrants for the purchase of $1.00 of initial principal amount of Convertible Notes. On September 28, 2020, all holders of such W Warrants elected to surrender their W Warrants and, accordingly, the Company issued an aggregate principal amount of $252,000 of Convertible Notes in exchange for 504,000 surrendered W Warrants of equivalent fair market value.

Effective July 31, 2021, the holders of the Convertible Notes converted, under the original terms of the Convertible Notes, an aggregate of $3,084,875 of initial principal and accrued and unpaid interest at a rate of $0.50 per W Warrant, resulting in the issuance of 6,169,771 W Warrants. The remaining outstanding principal and accrued and unpaid interest through July 31, 2021 of $129,548 was repaid in cash. Accordingly, the Company has no further obligations under the Convertible Notes.

As of their issuance dates, the Convertible Notes principal amount of $2,889,835, reduced for issuance costs of $260,074, was allocated to the Convertible Notes and W Warrants, based on their respective relative fair value, resulting in an allocation of $1,733,769 and $895,992 to the Convertible Notes and W Warrants, respectively. The resulting difference between the principal amount and the amount allocated to Convertible Notes of $1,156,066 was recognized as debt discount, which was amortized as interest expense over the term of the Convertible Notes. The net amount allocated to the W Warrants was recognized as an increase to “Additional paid-in capital” in the accompanying condensed consolidated statements of stockholders’ equity (deficit) under the caption “Issuance of units and warrants.”

Balances related to the Convertible Notes included the following as of:

	June 30,	December 31,
	2021	2020
Convertible Notes principal amount	$—	2,889,835
Unamortized discount	—	(508,622)
Deferred financing costs	—	(97,482)
Convertible notes payable, net	$—	$2,283,731

Interest expense for the three and nine months ended September 30, 2021 totaled $110,669 and $774,679, respectively. Interest expense for the three and nine months ended September 30, 2020 totaled $284,520 and $369,665, respectively. For the three and nine months ended September 30, 2021, interest expense includes $24,083 and $168,575, respectively, of interest expense and $86,586 and $606,104, respectively, of debt discount and amortization of deferred financing costs. For the three and nine months ended September 30, 2020, interest expense includes $63,503 and $83,769, respectively, of interest expense and $225,324 and $290,203, respectively, of debt discount and amortization of deferred financing costs.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Research and Development Agreements

Agreement Related to Intellectual Property Rights

In July 2017, VSI, as “Licensee,” entered into a Patent License Agreement (the “Patent License Agreement”) with The U.S. Department of Health and Human Services, as represented by the National Institute on Alcohol Abuse and Alcoholism (“NIAAA”) and the National Institute on Drug Abuse (“NIDA”) of the National Institutes of Health (“NIH”), (collectively “Licensor”). In the course of conducting biomedical and behavioral research, the Licensor developed inventions that may have commercial applicability. The Licensee acquired commercialization rights to three patents covering a series of novel dual-action CB1 receptor inverse agonists, which includes MRI-1867, in order to develop processes, methods, or marketable products for public use and benefit.

Pursuant to the terms of the Patent License Agreement, VSI is required to make minimum annual royalty payments on January 1 of each calendar year, which shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. The third annual payment of $25,000 was made in January 2021, of which the remaining $6,250 is included in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2021 and 2020, $6,250 of this prepaid royalty expense was recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. For the nine months ended September 30, 2021 and 2020, $18,750 of this prepaid royalty expense was recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. Through September 30, 2021, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through September 30, 2021, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through September 30, 2021, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

VSI is also obligated under the Patent License Agreement to reimburse Licensor for certain patent fees and expenses. Patent fee reimbursement under the Patent License Agreement was $5,017 and $15,050 for the three and nine months ended September 30, 2021, respectively. Patent fee reimbursement under the Patent license agreement was $6,680 and $20,040 for the three and nine months ended September 30, 2020, respectively. These costs are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Cooperative Research and Development Agreement

Effective January 11, 2018, VSI signed a two-year Cooperative Research and Development Agreement (the “CRADA Agreement”) with the NIH for preclinical testing relating to the Patent License Agreement described above. Pursuant to the terms of the CRADA Agreement, each party will provide scientific staff and other support necessary to conduct the research and other activities described in the research plan. This agreement was subsequently amended to defer funding for year two subject to additional testing by NIH and approval of the results by VSI. On May 7, 2019, the Company made the first of two equal payments of $55,870 to NIH. As of September 30, 2021 and December 31, 2020, the second payment of $55,870, which is subject to delivery of final research results, is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

There were no expenses incurred in connection with the CRADA Agreement for the three months ended September 30, 2021 and 2020. Total expenses incurred in connection with the CRADA Agreement for the nine months ended September 30, 2021 and 2020 amounted to $0 and $31,039, respectively. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

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

There were no fees incurred in connection with these MOU’s for the three months ended September 30, 2021 and 2020. The fees incurred in connection with these MOU’s for the nine months ended September 30, 2021 and 2020 amounted to $0 and $29,457, respectively. These fees are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of cannabidiol with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company will be obligated to make payments upon the achievement of certain clinical development and product approval milestones. From March 5, 2019 through September 30, 2021, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements.

Further, none of the milestones in the agreement have been reached and therefore as of September 30, 2021, there is no obligation to make any milestone payments.

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached and therefore as of September 30, 2021 there is no obligation to make any milestone payments.

CpG-STAT3siRNA License Agreement and Sponsored Research Agreement

In June 2020, the Company entered into an exclusive, worldwide license agreement with City of Hope relating to CpG-STAT3siRNA (the “siRNA License Agreement”). In addition to the siRNA License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with City of Hope relating to CpG-STAT3siRNA. The Company obtained the right to negotiate the siRNA License Agreement with City of Hope as part of the Bioscience Oncology acquisition in June 2020. Under the terms of the siRNA License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the siRNA License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the siRNA License Agreement have been reached and therefore as of September 30, 2021, there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at City of Hope for two years in accordance with a predetermined funding schedule. Total expenses incurred in connection with the siRNA License agreement and SRA were $70,000 and $210,000 for the three and nine months ended September 30, 2021 and $62,500 and $76,389 for the three and nine months ended September 30, 2020, respectively. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Research and Development Agreements (Continued)

In March 2021, the Company paid to City of Hope approximately $1.2 million relating to the clinical lot manufacturing and IND preparation costs for CpG-STAT3siRNA and agreed to pay $10,000 per month to City of Hope for certain project management and regulatory services relating to the preparation of the IND for CpG-STAT3siRNA until such IND was filed with the FDA, which occurred in April 2021. Further, the Company incurred costs of approximately $10,010 and $0.3 million during the three and nine months ended September 30, 2021, respectively, pursuant to a clinical research support agreement (the “CRSA) relating to the Phase 1 clinical trial for CpG-STAT3siRNA to be conducted at City of Hope. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

In May 2021, the Company received United States Food and Drug Administration (“FDA”) approval of its IND application related to CpG-STAT3siRNA. Pursuant to the definitive agreement to acquire Bioscience Oncology, this approval satisfied a milestone that resulted in the issuance of approximately 1.3 million common shares of contingent consideration to the previous stockholders of Bioscience Oncology in June 2021 totaling approximately $5.1 million, based upon a value of $4.00 per share determined at the time of acquisition. The consideration was included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Olimmune License Agreements

On June 25, 2021, the Company completed the acquisition of Olimmune and Olimmune concurrently entered into two exclusive, worldwide license agreements with City of Hope relating to Olimmune’s drug candidates. The Company obtained the ASO Patent Rights license agreement and the Decoy Patent Rights license agreement (together, the “Olimmune License Agreements”) with City of Hope as part of the Olimmune acquisition in June 2021 (see Note 4). Under the terms of the Olimmune License Agreements, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the Olimmune License Agreements, including net sales generated from sub-licensees. The Company incurred the upfront license fees of $385,622 in connection with these license agreements, of which $181,436 is included in accrued expenses at September 30, 2021. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $6,750,000 for each license, or $13,500,000 in the aggregate. None of the milestones in the Olimmune License Agreements have been reached and therefore as of September 30, 2021, there is no obligation to make any milestone payments.

8.      Commitments and Contingencies

Research and Development Agreements

The Company has entered into various research and development agreements which require the Company to provide certain funding and support. See Note 7 for further information regarding these agreements.

Legal Proceedings

The Company is party to litigation in several matters with or relating to Morris C. Laster, M.D., Ashish Sanghrajka and/or Paul Hopper. Dr. Laster is a former officer and director of the Company and Mr. Sanghrajka is a former officer. Messrs. Sanghrajka and Hopper are current members of the Company’s board of directors (the “Board”). Such matters have been disclosed in the referenced SEC filings or as set forth below.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.      Commitments and Contingencies (Continued)

In April 2021, Dr. Laster initiated litigation (the “Delaware Matter”) against the Company in the Delaware Court of Chancery (the “Chancery Court”) with respect to ownership of 3,500,000 shares of the Company’s common stock (the “Disputed Shares”). Pursuant to a stipulation (the “Stipulation”) approved by the Chancery Court in the Delaware Matter, the parties agreed to, among other things, an expedited timeline for resolving the Delaware Matter with a trial intended to be held in December 2021. Such Stipulation also provided for adjournments or postponements of the Company’s 2021 Annual Meeting of Stockholders (the “Annual Meeting”), such that the Annual Meeting would be held and the vote on the items of business to be considered at the Annual Meeting would take place during a specified time after a decision on the merits by the Chancery Court or a final settlement between the parties. Pursuant to additional proceedings in the Chancery Court, the Company became subject to further expedition for document production. The Company’s inability to meet such further expedition, among other things, resulted in the Company being sanctioned by the Chancery Court. In an attempt to mitigate the dispute and to reduce the on-going expenses and disruption of expedition, the Company has taken steps to resolve the Delaware Matter, including facilitating the transfer by the then-record owner to Dr. Laster of record ownership of the Disputed Shares and facilitating the delivery of an irrevocable proxy by the then-record owner to Dr. Laster to vote such shares. As a result of these steps, the Company believes that the Chancery Court may determine that expedition of the trial to determine record ownership of the Disputed Shares and other matters may no longer be necessary. There can be no assurance, however, that the Chancery Court will not require further expedition relating to the Disputed Shares or other matters.

In July 2021, the Company reported that it had terminated the employment of Mr. Sanghrajka in accordance with the terms of his employment agreement. The Company also reported that the audit committee of the Board had conducted an internal review and, as a result of such review, requested the resignations of Messrs. Sanghrajka and Hopper from the Board. In August 2021, Mr. Sanghrajka filed a lawsuit against the Company and several other parties alleging, among other things, that he was wrongfully terminated by the Company. The Company believes Mr. Sanghrajka’s lawsuit is without merit. On October 3, 2021, the Company filed a lawsuit against Messrs. Sanghrajka and Hopper and an affiliate of Mr. Hopper alleging, among other things, fraud and breaches of fiduciary duty and contractual obligations owed to the Company in connection with Mr. Hopper’s sale of Bioscience Oncology to the Company and for declaratory judgment that Messrs. Sanghrajka and Hopper are not entitled to indemnification or advancement of expenses. In response to the lawsuit filed by the Company, counsel for Messrs. Sanghrajka and Hopper sent a letter to the Company demanding indemnification and advancement of expenses relating to the Company’s lawsuit against them. On October 7, 2021, the Company received a letter from counsel in Australia for Mr. Hopper claiming, among other things, that the Company made defamatory statements about Mr. Hopper in certain of the its SEC filings, including in the filing disclosing the request for Mr. Hopper to resign. The Company believes that Mr. Hopper’s claims are without merit.

On Octoder 26, 2021, Dr. Laster and Messrs. Sanghrajka and Hopper (collectively, the “Plaintiffs”) filed a stockholder derivative lawsuit, purportedly on behalf of the Company, against all of the other members of the Company’s Board and certain of their affiliates in the Chancery Court (the “Derivative Complaint”). The Derivative Complaint alleges, among other things, that certain directors (the “Management Directors”) have wasted and diverted corporate assets, and that the other directors (the “Independent Directors”), excluding Messrs. Sanghrajka and Hopper, failed to stop the Management Directors from taking such actions. The Plaintiffs assert that they did not make demand upon the Company’s Board because demand would have been futile, notwithstanding the fact that five of the Company’s nine directors, including Mr. Hopper, are independent. On November 12, 2021, the Company filed a motion to dismiss the Derivative Complaint for failure to make a pre-suit demand on its Board.

Litigation is highly unpredictable and the costs of litigation, including legal fees and expenses, and the possible liabilities, including monetary damages, to which the Company could become subject could be significant. Any such liabilities could have a material adverse effect on the Company. The Company has not recorded any liability as of September 30, 2021 because a potential loss is not probable or reasonably estimable given the preliminary nature of the various proceedings. The Company’s existing capital resources will not be sufficient to fully implement its business plan, including the development of its drug candidates, while also continuing to be subject to or pursuing on-going litigation, especially on an expedited basis. The Company will require additional financing and there can be no assurance that any such financing will be available on satisfactory terms, or at all. Further, there can be no assurance that the absence of any additional financing, as necessary, will not have a material adverse effect on the Company.

Information relating to the litigation described above, other than relating to the Derivative Complaint, is more fully set forth in, and should be considered with, the information in the Company’s SEC filings, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended, Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, Current Reports on Form 8-K filed with the SEC on July 9, 2021 and September 30, 2021 and the materials filed by the Company on Schedule 14A.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.      Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time-to-time by the Company’s board of directors. Authority is expressly vested in the board of directors to authorize the issuance of one or more series of preferred stock. All 20,000,000 shares remained unissued as of September 30, 2021.

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

Warrants

On July 31, 2021, the Company issued 6,169,771 W Warrants from the conversion of the Convertible Notes (Note 6). During the nine months ended September 30, 2021, no warrants were exercised or forfeited. As of September 30, 2021, 15,054,209 warrants were outstanding at a weighted-average exercise price of $3.96, and 250,000 warrants were exercisable at a weighted-average exercise price of $1.50. As of September 30, 2021, the remaining contractual term of the outstanding warrants was 4.97 years.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.      Stockholders’ Equity (Continued)

Common Stock Warrant Liability

At June 25, 2021, the sum of (i) the Company’s number of shares of common stock outstanding as of June 25, 2021, (ii) the total number of shares of common stock not yet issued or issuable pursuant to derivative securities and (iii) the number of shares of Contingent Common Stock, which sum is not a determination of shares actually issued and outstanding under applicable law, exceeded the number of authorized shares. Pursuant to ASC Topic 815, Derivatives and Hedging (“ASC 815”), the number of shares of common stock calculated as being in excess of the number of authorized shares should be classified as a liability and revalued at the end of each reporting period, as applicable. As a result, at June 25, 2021, the Company reclassified from additional paid-in capital to common stock warrant liability a total of 356,836 W Warrants at a fair value of $3,400,643.

As of July 31, 2021, after giving effect to the conversion of the Convertible Notes on the Maturity Date and giving pro forma effect to the exercise of all derivative securities, including W Warrants (which had not yet become exercisable), Z Warrants (which had not yet become issuable) and all other warrants and stock options (including stock options which had not yet vested), net of forfeiture of 300,000 stock options, the aggregate number of fully-diluted shares of common stock would have been fewer than the number of authorized shares. On the Maturity Date of the Convertible Notes, initial principal and accrued and unpaid interest of $3,084,875 and $129,548 was converted into 6,169,771 W Warrants and repaid in cash, respectively. None of the W Warrants issued upon conversion of the Convertible Notes were exercisable. At that date, the Company reclassified the fair value of the warrant liability of $1,944,754 into the additional paid-in capital. The change in fair value of the common stock warrant liability of $1,455,889 between June 25, 2021 and July 31, 2021 is reflected in “Change in fair value of common stock warrant liability” in the accompanying condensed consolidated statements of comprehensive loss.

The fair value of the common stock warrant liability at reclassification date of June 25, 2021 and as of July 31, 2021 was estimated using a Monte Carlo daily price simulation based on the market value of the underlying common stock at the measurement date. Inputs to the model at each date included:

	June 25,	July 31,
	2021	2021
Price of underlying common stock	$6.96	$4.65
Expected dividend rate	0%	0%
Expected term (years)	6.0	6.0
Weighted-average expected stock price volatility	80%	80%
Risk-free interest rate	1.10%	0.97%

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

There were no stock options granted during the three and nine months ended September 30, 2020. The assumptions used to calculate the fair value of stock options granted during the three and nine months ended September 30, 2021 are as follows:

Price of underlying common stock	$9.97	—	$10.61
Expected dividend rate	0.0%
Expected term (years)	5.0
Weighted-average expected stock price volatility	80.5% — 80.7%
Risk-free interest rate	0.4% — 0.5%

Stock option activity is summarized as follows for the nine months ended September 30, 2021:

			Weighted-average
		Weighted-average	Grant Date
	Options	Exercise Price	Fair Value

Outstanding at December 31, 2020	1,257,500	$4.16	$2.17
Granted	115,000	11.25	6.55
Exercised	—	—	—
Forfeited	(400,000)	3.63	1.73
Outstanding at September 30, 2021	972,500	$5.22	$2.87

Vested and exercisable at September 30, 2021	455,138	$3.64	$1.89
Unvested at September 30, 2021	517,362	$6.61	$3.74

Stock-based compensation associated with vesting options was $154,467 and $525,369 for the three and nine months ended September 30, 2021, respectively, and $60,255 and $180,765 for the three and nine months ended September 30, 2020, respectively. This cost is included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of September 30, 2021 total unrecognized stock-based compensation expense was $1,180,116 and is expected to be recognized over the remaining weighted-average contractual vesting term of 1.63 years.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    Related Party Transactions (Continued)

For the three and nine months ended September 30, 2021, the Company incurred expenses of $159,000 and $477,000, respectively, related to this management services agreement. For the three and nine months ended September 30, 2020, the Company incurred expenses of $159,000 and $417,000, respectively. The costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. Amounts payable to Portfolio Services as of September 30, 2021 and December 31, 2020 were $0 and $109,640, respectively, and are included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

Pursuant to a management services agreement with Clil Medical Ltd. (“Clil”), an affiliate of a co-founder and former director of the company, such individual was obligated to provide executive and other management services to the Company. This management services agreement was terminated in June 2020 and, concurrently, such individual resigned as a director of the Company, but continued to serve in various other capacities for the Company and its subsidiaries. Subsequently, such individual submitted resignations to the Company and its subsidiaries. The Company and such individual do not agree on various matters, including obligations under the applicable management services agreement, both prior and subsequent to its termination. The Company did not incur expenses related to this management services agreement during the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company incurred expenses of $0 and $128,333, respectively, related to this management services agreement. These costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of September 30, 2021 and December 31, 2020, the total amount due to Clil was $198,530, and is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

In January, February and May 2020, HCFP/Direct Investments LLC (“Direct Investments”) advanced a total of $60,662 to the Company, which were subsequently repaid in April and July 2020 in full, including $470 in interest. The Company incurred interest expense of $72 and $470 during the three and nine months ended September 30, 2020.

In April 2020, one of the Company’s directors invested $7,500 in the Convertible Notes issued as part of the Company Direct Offering. During the nine months ended September 30, 2020, Portfolio Services agreed to defer some of the Company’s payment obligations pursuant to the Portfolio Services management services agreement in the aggregate amount of $200,000. In June 2020, Portfolio Services agreed to exchange the deferred payments under the Portfolio Services management services agreement, into an equal $200,000 principal amount of the Company’s Convertible Notes on the same terms of unaffiliated investors. In June 2020, the Company issued to CP18B2, an affiliated entity, 3,000,000 W Warrants in consideration of a Note Receivable (see Note 9).

On September 26, 2021, a Special Committee of the Company’s board of directors, upon the recommendation of the Audit Committee of the board of directors, approved an indemnification agreement (the “Indemnification Agreement”), pursuant to which the Company has agreed to indemnify each of Portfolio Services and its affiliates, including Ira Scott Greenspan, Joshua Lamstein and Robert Gibson and entities under the common control of Portfolio Services, Messrs. Greenspan, Lamstein or Gibson or its other affiliates (collectively, the “Indemnified Parties”) from and against any losses, claims, damages or liabilities, including reasonable attorney’s fees, suffered or incurred by the Indemnified Parties in connection with any disputes, litigation or threatened litigation (whether existing prior to or commencing after the date of the Indemnification Agreement) (i) involving Ashish Sanghrajka or Paul Hopper, each of whom is a member of the Company’s board of directors, and any of the Indemnified Parties, (ii) involving Morris C. Laster, M.D., including relating to Dr. Laster’s purported ownership of certain of the Company’s shares of common stock and (iii) arising or resulting from any Indemnified Party’s affiliation or involvement with the Company, including in connection with the provision of additional services beyond those initially contemplated under the management services agreement between the Company and Portfolio Services, regardless of whether such involvement or affiliation was caused by virtue of the fact that the Indemnified Party was acting as an officer of the Company and, in each case contemplated by this clause (iii), subject to the limitations contained in the Company’s Certificate of Incorporation and the Delaware General Corporation Law. The Indemnification Agreement also provides that the Company will advance expenses to any Indemnified Party, including legal fees, incurred by such Indemnified Party in connection with any litigation or proceeding to which such Indemnified Party is entitled to indemnification under the Indemnification Agreement.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    Related Party Transactions (Continued)

Related party amounts included in “Accounts payable and accrued expenses” in the accompanying condensed consolidated balance sheets were as follows:

	September 30,	December 31,
	2021	2020
HCFP/Portfolio Services, LLC	—	109,640
Clil Medical Ltd.	198,530	198,530
HCFP LLC	1,469	76
Total	199,999	308,246

11.    Income Taxes

The Company did not provide for any income taxes for the three and nine months ended September 30, 2021 and 2020. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

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

On September 2, 2021, we announced the launch of Duet Therapeutics (“Duet”). Duet integrates the management and clinical development of the immunotherapy assets of Scopus and Olimmune (the “Duet Platform”). Olimmune was acquired by Scopus in June 2021.

The Duet Platform is comprised of three distinctive, complementary CpG-STAT3 inhibitors:

●	RNA silencing	CpG-STAT3siRNA	(“DUET-01”)

●	Antisense	CpG-STAT3ASO	(“DUET-02”)

●	DNA-binding inhibitor	CpG-STAT3decoy	(“DUET-03”)

Our lead development program, DUET-01, is a novel, targeted immunotherapy for the treatment of multiple cancers. We have partnered with City of Hope (“COH”) for DUET-01, which is a TRL9 agonist and STAT3 inhibitor. Pre-clinical testing at COH was designed to determine whether DUET-01 would reduce growth and metastasis of various pre-clinical tumor models, including melanoma, and colon and bladder cancers, as well as leukemia and lymphoma. Based upon such testing, an IND for DUET-01 for B-cell non-Hodgkin lymphoma (“B-cell lymphoma) was filed with and subsequently approved by the United States Food and Drug Administration (“FDA”) in April 2021 and May 2021, respectively. A first-in-human Phase 1 clinical trial for B-cell lymphoma is currently seeking to enroll patients.

Duet expects to file two INDs for DUET-02 in Q4 2022 in genitourinary and head & neck cancers, with Phase 1 clinical trials beginning in Q1 2023 in the United States. Duet is also evaluating combination therapies with checkpoint inhibitors for its CpG-STAT3 inhibitors.

Our pipeline of drug candidates also includes MRI-1867, a peripherally-restricted, dual-action cannabinoid-1 (“CB1”) receptor inverse agonist and inhibitor of inducible nitric oxide synthase (“iNOS”). We have partnered with the National Institutes of Health (“NIH”) for MRI-1867 and are initially targeting systemic sclerosis (“SSc”). Over-activation of CB1 and iNOS has been implicated in the pathophysiology of SSc, which includes fibrosis of the skin, lung, kidney, heart, and the gastrointestinal tract. We are also partnered with The Hebrew University of Jerusalem (“Hebrew University”) on several additional research and development programs. These programs relate to a proprietary opioid-sparing anesthetic and synthesis of novel compounds and new chemical entities (“NCEs”). We are continually monitoring the impact of the on-going global pandemic on us. Until we are able to gain greater visibility as to the impact of the evolving pandemic, including emerging variants and responses thereto, we intend to commit greater resources to our existing and future programs in the United States and may reduce resources for development programs outside the United States. Moreover, with respect to all of our programs, we continually evaluate them for feasibility and potential likelihood of success generally and relative to the cost of development, time for enrollment and development, patent life and market exclusivity. As such, we may seek to accelerate programs or terminate programs based on these analyses, our financial wherewithal, market dynamics and other factors.

We have devoted substantially all of our resources to our development efforts relating to our drug candidates, including sponsoring research with world-renowned academic and medical research institutions, preparing to implement a Phase 1 clinical trial for B-cell lymphoma at COH, pursuing additional pre-clinical studies, securing and protecting our licensed intellectual property, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. From inception (April 18, 2017) until September 30, 2021, we have funded our operations primarily through the issuance of equity and debt securities.

We have incurred net losses in each year since our inception. As of September 30, 2021, we had an accumulated deficit of $34,936,289. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that all our expenses will increase substantially as we:

●	continue our research and development efforts;
●	contract with third-party research organizations to manage our clinical and pre-clinical trials for our drug candidates;
●	outsource the manufacturing of our drug candidates for clinical trials and pre-clinical testing;
●	seek to obtain regulatory approvals for our drug candidates;

●	maintain, expand, and protect our intellectual property portfolio;
●	add operational, financial and management information systems and personnel to support our research and development and regulatory efforts; and
●	operate as a public company, including involvement in legal proceedings.

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

Our significant accounting policies are fully described in Note 2 to our consolidated financial statements appearing in our Form 10-K. We believe that the accounting policies are critical for fully understanding and evaluating our financial condition and results of operations.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions and reduced reporting requirements provided by the JOBS Act including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Three Months Ended September 30, 2021 Versus Three Months Ended September 30, 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended
	September 30,
	2021	2020	Change	% Change
Operating Expenses:
General and Administrative	$2,682,310	$806,045	$1,876,265	232.8%
Research and Development	77,527	69,421	8,106	11.7%
Loss from Operations	(2,759,837)	(875,466)	(1,884,371)	215.2%
Other income (expense):
Interest expense	(110,669)	(284,520)	173,851	61.1%
Change in fair value of common stock warrant liability	1,470,163	—	1,470,163	100.0%
Total other income (expense)	1,359,494	(284,520)	1,644,014	577.8%
Net Loss	$(1,400,343)	$(1,159,986)	$240,357	20.7%

Our net losses were $1,400,343 and $1,159,986 for the three months ended September 30, 2021 and 2020, respectively, an increase of $240,357 or 20.7%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Revenue

We did not have any revenue during the three months ended September 30, 2021 or 2020. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses in the three months ended September 30, 2021 and 2020 of $2,682,310 and $806,045, respectively, an increase of $1,876,265 or 232.8%. This increase in our general and administrative expenses is primarily attributable to increases in fees and stock compensation expenses totaling $183,712 associated with our directors and scientific and senior advisors, most of whom joined the company during the second half of 2020 and did not have a significant impact on our financial results during the three months ended September 30, 2020 and $1,929,949 of certain professional fees and public company costs related to operating as a public company (including increased costs for investor relations, directors and officers insurance and to comply with corporate governance, legal proceedings, internal controls and similar requirements applicable to public companies), partially offset by a decrease in employee compensation expenses of $237,396 due to the reversal of executive bonuses, all of which have increased in 2021 following the completion of our IPO in December 2020. Included in professional fees and public company costs are legal fees and expenses incurred in connection with legal services provided to the board of directors and certain committees thereof, including relating to former officers and directors. See Part II-Other Information, our Annual Report on Form 10-K, the Schedule 13D filed with the SEC by a former director on April 7, 2021, our Current Reports on Form 8-K filed with the SEC on July 9, 2021 and September 30, 2021 and the materials filed by us on Schedule 14A for additional information concerning such matters.

Research and Development and Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of the costs associated with obtaining our intellectual property that are classified as in-process research and development and fees incurred under our agreements with COH, the NIH and Hebrew University, including the expenses associated with securities issued in connection with such agreements, as applicable. For the three months ended September 30, 2021 and 2020, we incurred research and development expenses of $77,527 and $69,421, respectively, an increase of $8,106 or 11.7%. These expenses were incurred in connection with the preclinical work for the Duet Platform by COH. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the clinical development of DUET-01, DUET-02, DUET-03 and MRI-1867, and to further advance the development of our other research and development programs, subject to the availability of additional funding.

Other Income (Expense)

Other income (expense) consists of changes in the fair value of a warrant liability, as well as interest expense on our Convertible Notes. Other income (expense) was $1,359,494 and $(284,520) for the three months ended September 30, 2021 and 2020, respectively, an increase of $1,644,014 or 577.8%. Other income related to the change in fair value of warrant liability was $1,470,163 for the three months ended September 30, 2021. There was no income or expense related to the warrant liability during the three months ended September 30, 2020. This income during the three months ended September 30, 2021 is associated with the decrease of a liability related to certain warrants issued in August and September 2020 which were reclassified from equity to warrant liability on June 25, 2021. Until their reclassification into equity on July 31, 2021, we were required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculated the fair value of such warrants using a Monte Carlo daily price simulation. Interest expense was $110,669 and $284,520 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $173,851 or 61.1%. This decrease is attributable to the conversion of the Convertible Notes into the W Warrants on July 31, 2021, with the Convertible Notes being outstanding during only one month during the three months ended September 30, 2021 as compared to the entire three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Versus Nine Months Ended September 30, 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change
Operating Expenses:
General and Administrative	$6,228,103	$2,087,423	$4,140,680	198.4%
Research and Development	14,887,657	7,354,295	7,533,362	102.4%
Loss from Operations	(21,115,760)	(9,441,718)	(11,674,042)	123.6%
Other income (expense):
Interest expense	(774,679)	(369,665)	(405,014)	109.6%
Change in fair value of common stock warrant liability	1,455,889	—	1,455,889	100.0%
Total other income (expense)	681,210	(369,665)	1,050,875	284.3%
Net Loss	$(20,434,550)	$(9,811,383)	$10,623,167	108.3%

Our net losses were $20,434,550 and $9,811,383 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $10,623,167 or 108.3%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Revenue

We did not have any revenue during the nine months ended September 30, 2021 or 2020. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our employees, management services agreements, directors and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses in the nine months ended September 30, 2021 and 2020 of $6,228,103 and $2,087,423, respectively, an increase of $4,140,680 or 198.4%. This increase in our general and administrative expenses is primarily attributable to increases in fees and stock compensation expenses totaling $615,784 associated with our directors and scientific and senior advisors, most of whom joined the company during the second half of 2020 and did not have a significant impact on our financial results during the nine months ended September 30, 2020 and $3,715,329 of certain professional fees and public company costs related to operating as a public company (including increased costs for investor relations, directors and officers insurance and to comply with corporate governance, legal proceedings, internal controls and similar requirements applicable to public companies), partially offset by a decrease in employee compensation expenses of $192,918 due to the reversal of executive bonuses, all of which have increased in 2021 following the completion of our IPO in December 2020. Included in professional fees and public company costs are legal fees and expenses incurred in connection with legal services provided to the board of directors and certain committees thereof, including relating to former officers and directors. See Part II-Other Information, Item 1. Legal Proceedings, our Annual Report on Form 10-K, the Schedule 13D filed with the SEC by a former director on April 7, 2021, our Current Reports on Form 8-K filed with the SEC on July 9, 2021 and September 30, 2021 and the materials filed by us on Schedule 14A for additional information concerning such matters.

Research and Development and Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of the costs associated with our acquisition of intellectual property that are classified as in-process research and development and fees incurred under our agreements with COH, the NIH and Hebrew University, including the expenses associated with securities issued in connection with such agreements, as applicable. For the nine months ended September 30, 2021 and 2020, we incurred research and development expenses of $14,887,657 and $7,354,295, respectively, an increase of $7,533,362 or 102.4%. These expenses increased primarily as a result of the costs related to our acquisition of Olimmune, the upfront costs under the Olimmune Licenses and costs associated with the filing of the IND and preparation for the Phase 1 clinical trial for DUET-01. Expenses relating to the acquisition of Olimmune, the Olimmune Licenses and the DUET-01 IND and Phase I clinical trial were $6,998,530, $1,081,622 and $1,503,277, respectively. These new expenses were offset by a $1,995,702 decrease in in-process research and development costs related to our acquisition of Bioscience Oncology and DUET-01in 2020. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the clinical development of DUET-01, DUET-02, DUET-03 and MRI-1867, and to further advance the development of our other research and development programs, subject to the availability of additional funding.

Other Income (Expense)

Other income (expense) consists of changes in the fair value of a warrant liability, as well as interest expense on our Convertible Notes. Other income (expense) was $681,210 and $(369,665) for the nine months ended September 30, 2021 and 2020, respectively, an increase of $1,050,875 or 284.3%. Other income related to the change in fair value of warrant liability was $1,455,889 for the nine months ended September 30, 2021. There was no income or expense related to the warrant liability during the nine months ended September 30, 2020. This income during the nine months ended September 30, 2021 is associated with the decrease of a liability related to certain warrants issued in August and September 2020 which were reclassified from equity to warrant liability on June 25, 2021. Until their reclassification into equity on July 31, 2021, we were required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculated the fair value of such warrants using a Monte Carlo daily price simulation. Interest expense was $774,679 and $369,665 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $405,014 or 109.6%. This increase is attributable to an increase in the principal amount of our Convertible Notes outstanding during the nine months ended September 30, 2021 (until their partial repayment in cash and partial conversion into the W Warrants at the Maturity Date on July 31, 2021), versus during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Since April 18, 2017 (inception), we have incurred losses and, as of September 30, 2021, we had an accumulated deficit of $34,936,289. From inception through September 30, 2021, we have funded our operations principally through the sale of equity and debt securities totaling $19.4 million in the aggregate. As of September 30, 2021, we had cash of $3,632,080 and net working capital of $1,791,196, compared to cash of $1,832,100 and net working capital of $(1,833,557) as of December 31, 2020.

For the nine months ended September 30, 2021, we used $7,276,008 of cash in operations, which was attributable to our net loss of $20,434,550 and changes in operating assets and liabilities of $759,142, offset by $12,399,400 of non-cash expenses. For the nine months ended September 30, 2020, we used $1,605,996 of cash in operations, which was attributable to our net loss of $9,811,383 and changes in operating assets and liabilities of $1,367,024, offset by non-cash expenses of $6,838,362.

In July 2021, $3,084,875 of outstanding principal and accrued interest under our Convertible Notes was converted into 6,169,771 W Warrants. The balance of $129,538 of outstanding principal and accrued interest was forfeited. Accordingly, we had no further obligations under our Convertible Notes.

The Company is party to litigation in several matters as of the date hereof.  Litigation is highly unpredictable and the costs of litigation, including legal fees and expenses, and the possible liabilities, including monetary damages, to which the Company could become subject could be significant. Any such liabilities could have a material adverse effect on the Company. The Company has not recorded any liability as of September 30, 2021 because a potential loss is not probable or reasonably estimable given the preliminary nature of the various proceedings.  Subsequent to September 30, 2021, the Company has continued to commit significant capital resources relating to on-going litigation.  The Company’s existing capital resources will not be sufficient to fully implement its business plan, including the development of its drug candidates, while also continuing to be subject to or pursuing on-going litigation, especially on an expedited basis. The Company will require additional financing and there can be no assurance that any such financing will be available on satisfactory terms, or at all. Further, there can be no assurance that the absence of any additional financing, as necessary, will not have a material adverse effect on the Company. See “Note 8 – Commitments and Contingencies – Legal Proceedings” and “Part II – Other Information; Item 1. Legal Proceedings.”

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

As a result, we anticipate that we will need substantial additional funding in connection with our continuing operations to fund future clinical trials and pre-clinical testing for our drug candidates, general and administrative costs and public company and other expenses, including potential indemnification obligations and legal fees (primarily related to litigation). See Part II-Other Information, Item 1. Legal Proceedings, our Annual Report on Form 10-K, the Schedule 13D filed with the SEC by a former director on April 7, 2021, our Current Reports on Form 8-K filed with the SEC on July 9, 2021 and September 30, 2021 and the materials filed by us on Schedule 14A for additional information concerning such matters. We expect to finance our cash needs primarily through the sale of our debt and equity securities. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of additional capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

●	the progress, costs, results and timing of our drug candidates’ future clinical studies and future pre-clinical trials, and the clinical development of our drug candidates for other potential indications beyond their initial target indications;

●	the willingness of the FDA and the EMA to accept our future drug candidate clinical trials, as well as our other completed and planned clinical and pre-clinical studies and other work, as the basis for review and approval of our drug candidates;
●	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
●	the number and characteristics of drug candidates that we pursue, including our drug candidates in future pre-clinical development;
●	the ability of our drug candidates to progress through clinical development successfully;
●	our need to expand our research and development activities;
●	the costs associated with securing and establishing commercialization and manufacturing capabilities;
●	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
●	our ability to maintain, expand and defend the scope of our licensed intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the effect of competing technological and market developments;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the costs associated with ongoing, and possibly future, legal proceeds and related indemnification obligations;
●	the duration and spread of the COVID-19 pandemic, and associated operational delays and disruptions and increased costs and expenses; and
●	the economic and other terms, timing and success of any collaboration, licensing or other arrangements into which we may enter in the future.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is party to litigation in several matters with or relating to Morris C. Laster, M.D., Ashish Sanghrajka and/or Paul Hopper. Dr. Laster is a former officer and director of the Company and Mr. Sanghrajka is a former officer. Messrs. Sanghrajka and Hopper are current members of the Company’s board of directors (the “Board”). Such matters have been disclosed in the referenced SEC filings or as set forth below.

In April 2021, Dr. Laster initiated litigation (the “Delaware Matter”) against the Company in the Delaware Court of Chancery (the “Chancery Court”) with respect to ownership of 3,500,000 shares of the Company’s common stock (the “Disputed Shares”). Pursuant to a stipulation (the “Stipulation”) approved by the Chancery Court in the Delaware Matter, the parties agreed to, among other things, an expedited timeline for resolving the Delaware Matter with a trial intended to be held in December 2021. Such Stipulation also provided for adjournments or postponements of the Company’s 2021 Annual Meeting of Stockholders (the “Annual Meeting”), such that the Annual Meeting would be held and the vote on the items of business to be considered at the Annual Meeting would take place during a specified time after a decision on the merits by the Chancery Court or a final settlement between the parties. Pursuant to additional proceedings in the Chancery Court, the Company became subject to further expedition for document production. The Company’s inability to meet such further expedition, among other things, resulted in the Company being sanctioned by the Chancery Court. In an attempt to mitigate the dispute and to reduce the on-going expenses and disruption of expedition, the Company has taken steps to resolve the Delaware Matter, including facilitating the transfer by the then-record owner to Dr. Laster of record ownership of the Disputed Shares and facilitating the delivery of an irrevocable proxy by the then-record owner to Dr. Laster to vote such shares. As a result of these steps, the Company believes that the Chancery Court may determine that expedition of the trial to determine record ownership of the Disputed Shares and other matters may no longer be necessary. There can be no assurance, however, that the Chancery Court will not require further expedition relating to the Disputed Shares or other matters.

In July 2021, the Company reported that it had terminated the employment of Mr. Sanghrajka in accordance with the terms of his employment agreement. The Company also reported that the audit committee of the Board had conducted an internal review and, as a result of such review, requested the resignations of Messrs. Sanghrajka and Hopper from the Board. In August 2021, Mr. Sanghrajka filed a lawsuit against the Company and several other parties alleging, among other things, that he was wrongfully terminated by the Company. The Company believes Mr. Sanghrajka’s lawsuit is without merit. On October 3, 2021, the Company filed a lawsuit against Messrs. Sanghrajka and Hopper and an affiliate of Mr. Hopper alleging, among other things, fraud and breaches of fiduciary duty and contractual obligations owed to the Company in connection with Mr. Hopper’s sale of Bioscience Oncology to the Company, and for declaratory judgment that Messrs. Sanghrajka and Hopper are not entitled to indemnification or advancement of expenses. In response to the lawsuit filed by the Company, counsel for Messrs. Sanghrajka and Hopper sent a letter to the Company demanding indemnification and advancement of expenses relating to the Company’s lawsuit against them. On October 7, 2021, the Company received a letter from counsel in Australia for Mr. Hopper claiming, among other things, that the Company made defamatory statements about Mr. Hopper in certain of the its SEC filings, including in the filing disclosing the request for Mr. Hopper to resign. The Company believes that Mr. Hopper’s claims are without merit.

On October 26, 2021, Dr. Laster and Messrs. Sanghrajka and Hopper (collectively, the “Plaintiffs”) filed a stockholder derivative lawsuit, purportedly on behalf of the Company, against all of the other members of the Company’s Board and certain of their affiliates in the Chancery Court (the “Derivative Complaint”). The Derivative Complaint alleges, among other things, that certain directors (the “Management Directors”) have wasted and diverted corporate assets, and that the other directors (the “Independent Directors”), excluding Messrs. Sanghrajka and Hopper, failed to stop the Management Directors from taking such actions. The Plaintiffs assert that they did not make demand upon the Company’s Board because demand would have been futile, notwithstanding the fact that five of the Company’s nine directors, including Mr. Hopper, are independent. On November 12, 2021, the Company filed a motion to dismiss the Derivative Complaint for failure to make a pre-suit demand on its Board.

Litigation is highly unpredictable and the costs of litigation, including legal fees and expenses, and the possible liabilities, including monetary damages, to which the Company could become subject could be significant. Any such liabilities could have a material adverse effect on the Company. The Company’s existing capital resources will not be sufficient to fully implement its business plan, including the development of its drug candidates, while also continuing to be subject to or pursuing on-going litigation, especially on an expedited basis. The Company will require additional financing and there can be no assurance that any such financing will be available on satisfactory terms, or at all. Further, there can be no assurance that the absence of any additional financing, as necessary, will not have a material adverse effect on the Company.

Information relating to the litigation described above, other than relating to the Derivative Complaint, is more fully set forth in, and should be considered with, the information in the Company’s SEC filings, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended, Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, Current Reports on Form 8-K filed with the SEC on July 9, 2021 and September 30, 2021 and the materials filed by the Company on Schedule 14A.

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

There have been no material changes to the risk factors set forth in Item 1A of our Form 10-K, other than the litigation relating to Dr. Laster and the Derivative Complaint discussed in Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Indemnification Agreement, dated September 26, 2021	8-K	10.21	10/30/2021

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*	XBRL Instance Document				X

101.SCH*	XBRL Taxonomy Extension Schema Document				X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOPUS BIOPHARMA INC.

Date: November 12, 2021	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Robert J. Gibson
Robert J. Gibson
Vice Chairman, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)