Form 10-K
period 2021-12-31
Scopus BioPharma Inc.
filed 2022-04-15
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission file number: 001-39788

SCOPUS BIOPHARMA INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1248020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 Lexington Avenue, Suite 300
New York, New York	10170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 479-2513

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SCPS	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $60.3 million based on the closing price of the registrant’s common stock on such date.

There were 21,094,264 shares of registrant’s Common Stock outstanding as of April 8, 2022.

Documents Incorporated by Reference

The registrant intends to file an amendment to this Annual Report on Form 10-K (“Form 10-K/A”) within 120 days of the end of its fiscal year ended December 31, 2021. Portions of such Form 10-K/A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the U.S. Securities and Exchange Commission (the “SEC”), before making investment decisions regarding our common stock.

●	We have no approved products and we have not generated any revenue. We have incurred significant losses since our inception and expect to incur significant losses for the foreseeable future. Our ability to reduce our losses is unproven, and we may never achieve or sustain profitability.
●	Our recurring losses raise substantial doubt as to our ability to continue as a going concern.
●	We will require substantial additional funding within the next 12 months, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
●	Our ability to issue shares of common stock is currently impeded due to the lack of sufficient shares of authorized common stock, which constrains our ability to raise capital. Increasing the authorized number of shares requires stockholder approval, which we may be unable to obtain on a timely basis, or at all.
●	We are party to ongoing litigation in several matters. Litigation is highly unpredictable and the costs of litigation, including legal fees, costs and expenses, and the possible liabilities, including monetary damages, to which the company could become subject, have been and could continue to be significant.
●	We expect a number of factors, including litigation, to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
●	We cannot be certain that any of our drug candidates will be successfully developed or receive regulatory approval, without which we will not be able to market our drug candidates.
●	Even if approved, our drug candidates may not achieve broad market acceptance among physicians, patients and healthcare payors, and as a result our revenues generated from their sales may be limited.
●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	We utilize third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our licensed patent position does not adequately protect our drug candidates, others could compete against us more directly, which would harm our business, possibly materially.
●	Some of our drug candidates are subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, would adversely affect the results of our business operations, both during pre-clinical and clinical development and post-approval, and our financial condition.
●	Our common stock is listed on the Nasdaq Global Market. The company received deficiency letters from Nasdaq relating to non-compliance with Nasdaq’s continued listing requirements. Our common stock could become subject to delisting from Nasdaq if we fail to regain compliance.

PART I

Unless otherwise stated or indicated by context in this Annual Report, “we”, “us”, “our”, “company”, “Scopus” and “Scopus BioPharma” refer to Scopus BioPharma Inc. and its subsidiaries, which includes Duet BioTherapeutics Inc.

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical need. Our mission is to improve patient outcomes and save lives. We have been focusing our development efforts on our immuno-oncology programs. In September 2021, we announced the launch of Duet BioTherapeutics (“Duet”). Duet integrates the management and clinical development of the immunotherapy assets of Scopus and Olimmune Inc. (the “Duet Platform”). Duet BioTherapeutics, formerly Olimmune, was acquired by Scopus in June 2021.

The Duet Platform relies on a novel approach to immuno-oncology with a suite of bifunctional oligonucleotides that activate antigen-presenting cells (“APCs”) within the tumor microenvironment, while alleviating tumor immunosuppression to jump-start T cell-mediated immune responses. The unique mechanism-of-action of these synthetic oligonucleotides comes from simultaneously targeting two intracellular immune pathways – signal transducer and activator of transcription 3 (“STAT3”), a master immune checkpoint inhibitor, and toll-like receptor 9 (“TLR9”). The targeted inhibition of STAT3 reawakens immune cells and allows for the full potential of TLR9-driven innate and adaptive immune responses.

The Duet Platform is comprised of three distinctive, complementary CpG-STAT3 inhibitors:

•	RNA silencing	CpG-STAT3siRNA	(“DUET-01”)

•	Antisense	CpG-STAT3ASO	(“DUET-02”)

•	DNA-binding inhibitor	CpG-STAT3decoy	(“DUET-03”)

DUET-01 is in a Phase 1 clinical trial, as a monotherapy, for B-cell non-Hodgkin lymphoma (“NHL”). On March 2, 2022, the clinical trial sponsor publicly updated to May 2022 the possible start date for enrollment. The design of the existing investigator-sponsored clinical protocol for DUET-01, including the number of study visits, together with constraints on mobility and travel due to the COVID-19 pandemic, has caused delays in enrollment. The company has been engaged in ongoing discussions with the sponsor, who has been evaluating the applicable protocol with a view to reducing and/or more closely concentrating subject visits. As a small interfering RNA (“siRNA”)-based technology, DUET-01 is delivered intratumorally. Pursuant to a sponsored research agreement, research is being initiated to evaluate increasing the stability of novel siRNA-based molecules to enable systemic delivery. DUET-02 is being developed for systemic delivery. We are, through Duet, developing DUET-02, which has a similar mechanism of action to DUET-01, except the STAT3 inhibitor is an antisense (“ASO”) RNA molecule rather than a small interfering RNA (“siRNA”). The STAT3ASO molecule binds directly to the STAT3 mRNA, recruiting ribonuclease H1 (“RNase H1”) to degrade the STAT3 mRNA. The use of ASO permits other chemical modifications resulting in greater stability in human blood. This allows for systemic treatment of harder-to-reach solid tumors such as prostate or kidney cancers. Dose-range finding studies, good laboratory practice (“GLP”) toxicology studies, and good manufacturing process (“GMP”) manufacturing of the drug substance and product are all currently in process. Duet expects to file an investigational new drug application (“IND”) for DUET-02 in Q4 2022 in advanced solid malignancies, with Phase 1 clinical trials anticipated to begin in Q1 2023 in the United States. DUET-03 uses an alternative to the destruction of mRNA to silence STAT3 activity, such as with DUET-01 and DUET-02, instead targeting the actual STAT3 transcription factor protein. Duet is also evaluating combination therapies with checkpoint inhibitors. On an ongoing basis, the company continues to refine, update and enhance its immuno-oncology pipeline and target indications, including prioritizing solid tumor indications. The company also continually evaluates the possibilities of additional studies with a view to enhancing, among other things, the effectiveness and method of delivery of our drug candidates and identifying additional protections for our intellectual property.

The company has licenses for additional drug candidates, including drug candidates targeting systemic sclerosis (“SSc”) and other fibrotic conditions and opioid-sparing pain treatments. As a result of the company’s increased emphasis on its immuno-oncology programs and other considerations, we have been continuing to reduce allocations of resources to other programs.

Recent Developments

Sponsored Research Agreement with Dr. Kortylewski

On April 7, 2022, we entered into a sponsored research agreement with City of Hope (“COH”) for research to be conducted by Marcin Kortylewski, Ph.D., a Co-Founder and Senior Advisor of Duet and Professor in the Department of Immuno-Oncology at COH (the “Kortylewski SRA”). Pursuant to the Kortylewski SRA, Dr. Kortylewski and his lab will be evaluating novel chemical structures and formulations to increase the stability of siRNA-based molecules to enable systemic delivery.

Litigation and Proxy Contest

The company is involved in litigation initiated by or against certain current and former officers and/or directors and, as the case may be, certain family members (the “Adverse Parties”). In connection with the issues in dispute in such litigation and certain related matters, including disputes relating to ownership and transferability of shares of our common stock (the “Delaware Litigation”), the company was subject to a proxy contest (the “Proxy Contest”) relating to its 2021 Annual Meeting of Stockholders (“2021 Annual Meeting”). The outcome of the 2021 Annual Meeting is currently subject to an action pursuant to Section 225 of the Delaware General Corporation Law challenging the election results (the “Section 225 Action”). The Section 225 Action and certain of the other pending litigations have been consolidated into a single action in the Delaware Court of Chancery (the “Chancery Court”). Separately, the Audit Committee of the company’s Board of Directors (the “Board”), with the assistance of outside counsel, conducted an internal review of the actions of two Board members, one of whom is the company’s former president. As a result of the review, the company terminated the employment of its former president in accordance with the terms of his employment agreement, pursuant to which the company has no further financial obligations, and the Audit and Executive Committees requested the resignation from the Board of both directors.  Such directors have refused to resign.  In addition, our former president filed a lawsuit claiming, among other things, that he was wrongfully terminated by the company. Further, counsel for one of these directors sent a letter to the Board in which he claims that the company had made defamatory statements against such director.

On October 26, 2021, the Adverse Parties jointly filed a stockholder derivative lawsuit (the “Derivative Complaint”), purportedly on behalf of the company, against all of the other members of the Board and certain affiliates in the Chancery Court.  On November 12, 2021, the company filed a motion to dismiss the Derivative Complaint. On March 11, 2022, the Chancery Court dismissed the Derivative Complaint.

The Adverse Parties litigation and Proxy Contest have and continue to disrupt the functioning of the company and have had a material adverse effect on the company, including its financial condition, management of day-to-day operations and functioning of its Board. The company has been compelled to commit significant resources to defend against the Adverse Parties litigation and Proxy Contest. The company’s net loss for the year ended December 31, 2021 includes significant fees, costs and/or expenses relating to the Delaware Litigation and the Proxy Contest, which account for a material portion of the year-over-year increase in such net loss. The company is currently unable to determine the impact and cost of the continuing Delaware Litigation. Litigation is inherently unpredictable and, although the company has prevailed in the Derivative Complaint and believes it has meritorious defenses in the remaining Delaware Litigation, there can be no assurance that the company will prevail in any future litigation. The company will require significant additional funding, which may not be available to us on acceptable terms, or at all.

Capitalization and Stock Price Matters

Our ability to issue shares of common stock is currently impeded due to a lack of a sufficient number of authorized shares of common stock, which constrains our ability to raise capital. Increasing the authorized number of shares requires stockholder approval. Due to disagreements with the Adverse Parties and affiliated and/or related stockholders, including certain family members (collectively, the “Adverse Stockholders”), the company may continue to be unable to obtain stockholder approval on a timely basis, or at all.

The trading price per share of our common stock on Nasdaq (“Trading Price”) has declined precipitously. The closing trading prices on March 31, 2021 and March 31, 2022 were approximately $8.45 and $0.69, respectively. Such decline has likely resulted from a confluence of factors, including a significant decline in the overall market and the small-cap biotechnology sector. We believe that other contributing factors include: the Adverse Parties litigation and the Proxy Contest. Further, we believe the Adverse Parties litigation and Proxy Contest was a principal cause of the company’s loss of research coverage and interest. These factors also contributed to the dilution associated with our recent financing. We will require substantial additional financing to develop our drug candidates and to fund operations, including fees, costs and expenses associated with the Adverse Parties litigation. It can be expected that financings in the foreseeable future will also be highly dilutive. Additional financings may not be available to us on acceptable terms, if at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

Results of 2021 Annual Meeting of Stockholders

The company was subject to a Proxy Contest relating to its 2021 Annual Meeting. As previously disclosed in our amended Current Report on Form 8-K filed on January 10, 2022 (the “Annual Meeting 8-K”), the final voting results are subject to the Section 225 Action challenging the results of the Annual Meeting, on the basis that, among other things, that certain of the Adverse Stockholders improperly voted shares of the company’s common stock at the Annual Meeting over which such parties improperly and incorrectly claimed ownership (the “Disputed Shares”). Without such votes, the Adverse Stockholders would not have succeeded at the Annual Meeting given that an overwhelming majority (of more than 90%) of unaffiliated stockholders’ votes were in favor of the incumbent directors. Accordingly, the Adverse Parties slate of directors would have been defeated and the incumbent directors would have retained their seats.

Change in Independent Registered Public Accounting Firm

The Audit Committee selected Citrin Cooperman & Company, LLP (“Citrin”) as our independent registered public accounting firm for the fiscal year ended December 31, 2021. The company submitted the selection of the independent registered public accountants for ratification by the stockholders at the Annual Meeting. Stockholder ratification of the selection of our independent registered public accounting firm is not required by our bylaws or otherwise. However, the company submitted the selection of Citrin to the stockholders for ratification as a matter of good corporate practice.

On February 16, 2022, the Audit Committee was informed by its prior independent registered public accounting firm, Citrin, of its decision to decline reappointment as the company’s independent registered public accounting firm for the year ended December 31, 2021. The independent registered public accounting firm reports of Citrin on the consolidated financial statements of the company as of and for the years ended December 31, 2020 and 2019, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports contained a paragraph indicating that there was substantial doubt about the ability of the company to continue as a going concern. During the years ended December 31, 2020 and 2019 and subsequent interim periods through February 16, 2022, there were no disagreements with Citrin on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which if not resolved to Citrin’s satisfaction would have caused Citrin to make reference thereto in connection with their reports on the consolidated financial statements for such years. During the years ended December 31, 2020 and 2019, and subsequent interim periods through February 16, 2022, there were no reportable events of the types described in Item 304(a)(1)(v) of Regulation S-K.

On February 18, 2022, the company disclosed on a Current Report on Form 8-K that “[t]he Audit Committee has begun the process of searching for a new registered independent public accounting firm and will file a Current Report on Form 8-K upon the engagement of a new firm. No assurance can be given as to when a new firm might be selected, including whether one will be engaged to enable the Company to file its audited consolidated financial statements for the year ended December 31, 2021 in a timely manner.”

On February 24, 2022, the company engaged Wolf & Company, P.C. (“Wolf”) as the company’s new independent registered public accounting firm as authorized by the company’s Audit Committee. During the company’s two most recent fiscal years ended December 31, 2021 and December 31, 2020 and for the subsequent interim period through February 24, 2022, neither the company nor anyone on its behalf consulted Wolf regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K of the rules and regulations of the SEC.

The change in auditor has and will continue to have the effect of increasing the time and cost associated with preparing, finalizing and filing the company’s reports with the SEC, including this Annual Report and any future filings containing financial information previously audited by the company’s prior independent registered public accounting firm. Failure to timely file required filings with the SEC could have a material adverse effect on the company.

Nasdaq Notices

As a result of the decline in the trading price for our common stock and the composition of the Board resulting from the Proxy Contest, the company received deficiency letters from Nasdaq relating to non-compliance with Nasdaq’s continued listing requirements (the “Nasdaq Notices”). The Nasdaq Notices identify deficiencies with respect to requirements for (i) minimum Market Value of Listed Securities (“MVLS Requirement”), (ii) minimum Market Value of Publicly Held Shares (“MVPHS Requirement”), (iii) majority of independent directors (“Majority Independent Requirement”), (iv) Audit and Compensation Committee composition (“Committees Requirement”), and (v) minimum closing bid price (“Bid Price Requirement” and, together with the MVLS Requirement, MVPHS Requirement, Majority Independent Requirement, and Committees Requirement, the “Listing Requirements”). Under Nasdaq rules, the company has a cure period of 180 days from the date of each respective Nasdaq Notice to regain compliance with the MVLS Requirement, the MVPHS Requirement and Bid Price Requirement. Such 180-day cure periods expire on July 12, 2022, August 30, 2022 and October 4, 2022, respectively. The Committees Requirement provides a cure period to regain compliance: (i) until the earlier of the company’s next annual stockholders’ meeting or January 5, 2023, or (ii) if the next annual stockholders’ meeting is held before July 5, 2022, then the company must evidence compliance no later than July 5, 2022. The Majority Independent Requirement requires the company to submit to Nasdaq a plan for regaining compliance within 45 days of the date of the Nasdaq Notice, or May 2, 2022. If such plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Nasdaq Notice for the Majority Independent Requirement for the company to evidence compliance. While the company believes that it can regain compliance with each of the Listing Requirements, there can be no assurance that the company will be able do so within the prescribed periods, or at all. Our common stock could become subject to delisting from Nasdaq if we fail to regain compliance.

The Duet Platform

We have entered into three licenses, a sponsored research agreement and a clinical research support agreement relating to the Duet Platform with COH, a world-renowned, independent biomedical research and treatment center for cancer and other life-threatening diseases.

The Duet Platform is comprised of three distinctive, complementary bifunctional oligonucleotides that each consist of a TLR9 agonist (i.e., CpG ODN) linked with a STAT3 inhibitor (Figure 1):

•	RNA silencing	CpG-STAT3siRNA	(“DUET-01”)

•	Antisense	CpG-STAT3ASO	(“DUET-02”)

•	DNA-binding inhibitor	CpG-STAT3decoy	(“DUET-03”)

One of the most sought-after therapeutic targets in cancer is STAT3, an oncogenic transcription factor and a master regulator of immunosuppression. STAT3 is a well-known driver of malignant cell invasion, proliferation, and metastasis in most human cancers.  To date, STAT3 has remained undruggable. While numerous STAT3-based therapies have made it into the clinic, there have been no FDA approvals to date. The primary reason STAT3 has remained undruggable is that it’s an intracellular target, making it highly difficult to access. Duet’s approach to make STAT3 druggable is to combine the STAT3 inhibitor with a CpG DNA recognized by the immune receptor, TLR9. Tethering STAT3 to CpG allows for intracellular delivery of the whole molecule and for triggering potent antitumor immune responses.

Figure 1. The Duet Platform. Each molecule in the Duet Platform consists of a TLR9 agonist (i.e., unmethylated CpG sequence) that is chemically linked to a STAT3 inhibitor. The STAT3 inhibitor takes three different forms, as described in the table above.

CpG oligonucleotides serve as a common “danger signal” of bacterial or viral infections detected by TLR9 receptors. Duet links a synthetic CpG oligonucleotide to a STAT3 inhibitor to:

1.	Select the right immune cell types – CpG oligonucleotides are rapidly internalized (~30 minutes) by APCs, such as dendritic cells and macrophages in the tumor microenvironment.
2.	Stimulate immune signaling – Once the CpG-STAT3 inhibitor is internalized by APCs, CpG binds to an intracellular TLR9 receptor, stimulating immune signaling.
3.	Silence STAT3 activity and unleash TLR9-mediated immune responses – The CpG-STAT3 inhibitor molecule is rapidly released into the cytosol, releasing STAT3 immunosuppressive control over TLR9 signaling, thereby maximizing tumor antigen presentation and T cell-mediated antitumor immune responses.

DUET-01

We are currently developing DUET-01 for the treatment of relapsed or refractory B-cell non-Hodgkin lymphoma.

DUET-01 consists of a CpG oligonucleotide linked to a siRNA inhibitor of STAT3 (i.e., CpG-STAT2siRNA). Scavenger receptors that are highly expressed in specific immune cells (e.g., dendritic cells and macrophages) have a high affinity for the CpG sequence, allowing for targeted uptake of DUET-01 and internalization within the endosomes.  The CpG sequence then binds to TLR9, triggering an innate immune response. The DUET-01 molecule is then rapidly released into the cytosol, through a TLR9-facilitated process, where the STAT3siRNA combines with the RNA-induced signaling complex (RISC) and degrades STAT3 mRNA (Figure 2).

Figure 2. The siRNA mechanism of action. The STAT3 siRNA combines with the RNA-induced signaling complex (RISC), which results in rapid and potent degradation of STAT3 mRNA. This approach – binding of an RNA molecule with a RISC complex – takes advantage of a naturally-occurring gene silencing pathway built into the mammalian cell.

STAT3 is frequently upregulated in NHL and is associated with poor survival rates in patients with aggressive forms of lymphoma (e.g., Diffuse large B-cell lymphoma or DLBCL).  Non-Hodgkin lymphoma (“NHL”) is a group of blood cancers originating in either B-cells (approximately 85% of all NHL or T-cells (approximately 15% of all NHL). The American Cancer Society estimates the incidence of NHL to be over 77,000 patients annually in the United States. NHL is characterized into subtypes according to the natural course of disease progression. Aggressive lymphomas, which account for 60% of all NHL cases, progress rapidly. DLBCL is the most common of these aggressive subtypes, with only an approximate 40% 5-year overall survival even with combined chemo-immunotherapy, where more effective treatments are needed. Duet is additionally exploring opportunities of using DUET-01 in combination with immune checkpoint inhibitors (ICIs) for B-cell non-Hodgkin lymphoma.

In connection with the integration of management and clinical development of our immunotherapy assets subsequent to our acquisition of Olimmune, CpG-STAT3siRNA, which the company had previously referred to as CO-sTiRNATM for ease of reference, was redesignated as DUET-01.

DUET-02

While it has been suggested that siRNA-based technologies have superior potency for inhibition of gene expression compared to other oligonucleotides, siRNAs are typically not as amenable to systemic administration as serum endonucleases rapidly degrade the siRNA molecules when delivered intravenously or subcutaneously. This limits their utility to local, intratumoral delivery in immuno-oncology.

To address metastatic solid tumor cancers using systemic administration, Duet is developing DUET-02, which has a similar mechanism of action to DUET-01 except the STAT3 inhibitor is an antisense (ASO) RNA molecule rather than an siRNA. The STAT3ASO molecule binds directly to the STAT3 mRNA, recruiting ribonuclease H1, or RNase H1, to degrade the STAT3 mRNA (Figure 3). The use of ASO permits other chemical modifications resulting in greater stability in human blood. This allows for systemic treatment of harder-to-reach solid tumors such as prostate or kidney cancers.

Figure 3. The ASO mechanism of action. The STAT3 ASO binds directly to STAT3 mRNA, recruiting RNase H1 to degrade the STAT3 mRNA. While it has been suggested that ASO oligonucleotides provide less potent gene silencing than siRNAs, this has difference in potency has not been established in vivo. Additionally, ASO molecules have the added benefit of being very stable in serum, allowing for systemic administration.

Although Duet has seen significant effect using DUET-02 in pre-clinical proof of concept studies for genitourinary cancers, such as metastatic prostate cancer, and head and neck squamous cell carcinoma, the company is taking a broader approach in its clinical evaluation of this therapeutic agent. The initial clinical trial will be designed as an open-label, sequential groups Phase 1/2 study in patients with advanced or metastatic solid malignancies that are refractory to established therapies known to provide clinical benefit. Dose-range finding studies, GLP toxicology studies, and GMP manufacturing of the drug substance and product are all underway. The IND application for this clinical trial is expected to be submitted in Q4 2022, with trial enrollment anticipated to begin in Q1 2023.

DUET-03

STAT3 is a transcription factor whose normal activity in epithelial and immune cells is critical for wound healing and tissue repair. However, tumor cells hijack this functional pathway within the tumor microenvironment to mimic a neoplastic and inflammation-driven repair response that promotes tumor progression. An alternative to destruction of mRNA to silence STAT3 activity, such as with DUET-01 and DUET-02, is to target the actual STAT3 transcription factor protein.

DUET-03 combines a unmethylated CpG sequence to a STAT3 decoy oligonucleotide (CpG-STAT3decoy). The STAT3decoy binds directly to the STAT3 protein, using a competitive binding approach and limiting the binding of the STAT3 transcription factor to the transcription factor binding site (Fig. 4). Duet is exploring opportunities where this alternative STAT3 silencing approach may be therapeutically beneficial over DUET-01 or DUET-02. Initial data in hematological malignancies, including B cell NHL and acute myeloid leukemia (AML) suggest strong therapeutic potential.

Figure 4. The decoy mechanism of action. Instead of targeting the mRNA, the STAT3 decoy oligonucleotide engages in competitive binding with the STAT3 protein, limiting the ability of STAT3 to engage transcription factor binding sites and reducing pathways that increase tumor progression.

Duet Platform Licenses and Other Arrangements

Exclusive License Agreement for CpG-STAT3siRNA (DUET-01)

We acquired exclusive, worldwide rights from COH for CpG-STAT3siRNA (the “siRNA Exclusive License Agreement”), including the patent rights and associated know-how. Under the COH License Agreement, we are required to commercially develop DUET-01, including through all phases of clinical trials, and to eventually obtain marketing approval. Upon the grant of the COH License Agreement, we paid COH an upfront license fee and reimbursed certain patent fees and expenses in an aggregate amount of approximately $284,000, and issued 200,000 shares of our common stock and 47,965 of our W warrants. Over the course of the COH License Agreement, we are required to attain certain diligence milestones and are obligated to raise a prescribed amount of capital to support the costs associated with development of DUET-01. We also are required to make development milestone payments, which total approximately $3.5 million in the aggregate, for each indication. These milestone payments are tied to achieving certain clinical milestones and obtaining marketing approvals. We also must make sales milestone payments tied to achieving net sales starting at $50 million in a year up to $1 billion in a year, which payments total $57.5 million in the aggregate. We are also subject to paying base royalties on sales, such royalty rate being a mid-single digit percentage of sales, subject to minimum annual royalties. Royalty terms are determined on a country-by-country basis and extend to the later of 15 years following the expiration of patent protection in such country or, in cases of know-how, 15 years from the first commercial sale. Starting in 2021, we also must pay an annual license maintenance fee, such fee being less than $50,000 per year, which will be a credit against base royalties in a license year once we become obligated to pay such royalties in a license year. The COH License Agreement is subject to termination upon an uncured material breach by either party or our bankruptcy.

Clinical Research Support Agreement for CpG-STAT3siRNA (DUET-01)

In March 2021, the company paid to COH approximately $1.2 million relating to the clinical lot manufacturing and IND preparation costs for CpG-STAT3siRNA and agreed to pay $10,000 per month to COH for certain project management and regulatory services relating to the preparation of the IND for CpG-STAT3siRNA until such IND was filed with the FDA, which occurred in April 2021. Further, the company incurred costs of approximately $333,807 during the year ended December 31, 2021, pursuant to a clinical research support agreement (the “CRSA) relating to the Phase 1 clinical trial for CpG-STAT3siRNA to be conducted at COH.

Sponsored Research Agreement with Dr. Kortylewski

On April 7, 2022, we entered into the Kortylewski SRA with COH for research to be conducted by Dr. Kortylewski. siRNA-based therapeutics have shown potent biological effect in pre-clinical models of various cancers. The inherent characteristics of these molecules, however, result in rapid degradation by endonucleases in human serum. This degradation necessitates intratumoral delivery.

The research being initiated under the Kortylewski SRA is to evaluate novel chemical structures and formulations, including lipid nanoparticles, to increase the stability of siRNA-based molecules in serum to allow for systemic delivery. The research under the Kortylewski SRA is expected to be conducted over a two-year period at a cost of approximately $200,000 per year. Duet owns a non-exclusive license, as well as a right to enter into an exclusive license for any new inventions or intellectual property resulting from the research conducted under the Kortylewski SRA.

Exclusive License Agreement for CpG-STAT3ASO (DUET-02)

On June 25, 2021, we, through our subsidiary Duet, entered into an exclusive license agreement (the “ASO Exclusive License Agreement”) with COH pursuant to which Duet acquired from COH an exclusive license to ASO Patent Rights, which include: (i) PCT Application, Serial No. PCT/US2016/040361, filed June 30, 2016; (ii) patents, patent applications, continuations, divisional applications, and foreign equivalents that claim the same invention(s) and priority date as the foregoing, such as United States Patent Number 10,758,624; (iii) continuation-in-part applications that repeat a substantial portion of any of the foregoing applications; (iv) letters patent or the equivalent issued on any of the foregoing applications throughout the world; and (v) amendments, extensions, renewals, reissues, supplementary protection certificates, substitutions and re-examinations of any of the foregoing. Subject to the terms and conditions of the ASO Exclusive License Agreement, COH granted us an exclusive royalty-bearing right and license to commercially exploit the licensed rights in the field of therapeutics.

In connection with the ASO Exclusive License Agreement, we agreed to pay COH an upfront one-time non-refundable license fee and an additional one-time non-refundable license fee no later than December 30, 2021. On or before the tenth business day after the beginning of each license year (excluding the first license year ending December 31, 2021), we agreed to pay to COH a non-refundable license maintenance fee. Over the course of the ASO Exclusive License Agreement, we are required to attain certain diligence milestones. Upon any change of control of Duet or an affiliate of Duet that controls Duet, we agreed to pay COH a non-refundable fee. We are also required to make development milestone payments for each indication. These development milestone payments are tied to achieving certain clinical milestones and obtaining marketing approvals. In addition to the development milestone payments, sales milestone payments are payable to COH tied to achieving certain levels of annual net sales. In addition, base royalties are payable on sales subject to minimum annual royalties, including an annual license maintenance fee.

Unless terminated earlier, the ASO Exclusive License Agreement will remain in effect, on a country-by-country basis and licensed product-by-licensed product (licensed service-by-licensed service) basis, until the parties’ royalty obligations end. The ASO Exclusive License Agreement is subject to termination upon certain events, including an uncured material breach by either party.

Exclusive License Agreement for CpG-STAT3decoy (DUET-03)

On June 25, 2021, we, through our subsidiary Duet, entered into an exclusive license agreement (the “Decoy Exclusive License Agreement”) with COH pursuant to which we acquired from COH an exclusive license to Decoy Patent Rights, which include: (i) United States Issued Patent Number 9,976,147, issued May 22, 2018, United States Issued Patent Number 10,829,765, issued November 10, 2020, and United States Patent Application Number 17/070,321, filed October 14, 2020; (ii) patents, patent applications, continuations, divisional applications, and foreign equivalents that claim the same invention(s) and priority date as the foregoing; (iii) continuation-in-part applications that repeat a substantial portion of any of the foregoing applications; (iv) letters patent or the equivalent issued on any of the foregoing applications throughout the world; and (v) amendments, extensions, renewals, reissues, supplementary protection certificates, substitutions and re-examinations of any of the foregoing.

The remainder of the terms and conditions of the Decoy Exclusive License Agreement are substantially the same as the ASO Exclusive License Agreement, except that the deadline dates for the diligence milestones and the date and amount to reimburse COH for patent expenses are different.  We refer to the siRNA Exclusive License Agreement, ASO Exclusive License Agreement and Decoy Exclusive License Agreements collectively as the “Duet License Agreements”.

Other Licenses and Arrangements

In addition to our licenses and other arrangements with COH, we have licenses and other arrangements for our non-immuno-oncology programs with the National Institutes of Health (“NIH”) and The Hebrew University of Jerusalem (“Hebrew University”). These licenses cover additional drug candidates including drug candidates targeting SSc and other fibrotic conditions and opioid-sparing pain treatments. With respect to all of our programs, we continually evaluate them for feasibility and potential likelihood of success generally and relative to the cost of development, time for enrollment and development, patent life and market exclusivity. As such, we may seek to accelerate programs or terminate programs based upon these analyses, our financial wherewithal, market dynamics and other factors.

We have a license from the NIH to two active patent families relating to a series of cannabinoid receptor mediating compounds, including MRI-1867, developed at an Institute of the NIH at which research on endocannabinoids and the endocannabinoid system are conducted. MRI-1867 is a rationally designed, orally available, dual-action, hybrid, small molecule that is an inverse agonist of the endocannabinoid system/cannabinoid receptor 1 (“CB1”), as well as an inhibitor of inducible nitric oxide synthase (“iNOS”). Over activation of CB1 and iNOS has been implicated in the pathophysiology of SSc, which includes fibrosis of the skin, lung, kidney, heart, and the gastrointestinal tract. Our license enables us to use these cannabinoid receptor mediating compounds for the commercial development as a new therapeutic for the treatment of SSc and other skin fibrotic diseases. Our rights under our license with the NIH may overlap with rights which may have been granted to another company. We have been in communication with the NIH seeking clarification as to each company’s rights. We have also had, from time to time, discussions with such other company to explore possible collaborations. We have been unable to enter into any such arrangements. There can be no assurance that this uncertainty will not have an adverse effect on any development of MRI-1867. We have two licenses from Yissum Research Development Company of the Hebrew University of Jerusalem, LTD. (“Yissum”) relating to cannabidiol (“CBD”) combinations with approved anesthetics and to synthesis of novel cannabinoid dual-action compounds and chemical derivatives. As a result of the company’s increased emphasis on its immuno-oncology programs and other considerations, we have been continuing to reduce allocations of resources to other programs. The company has engaged in discussions with third parties to enable further possible changes in commitment of resources for programs unrelated to the company’s core immuno-oncology development programs. The company may also seek to explore strategic alternatives for the exploitation of these technologies. We have been in discussions with Yissum about our licenses, as well as other possible licenses for different technologies. We intend to continue our strategic evaluation of the development of drug candidates relating to the endocannabinoid system.

Intellectual Property

The proprietary nature of, and protection for, our drug candidates and our discovery programs, processes and know-how are important to our business. As of December 31, 2021, our intellectual property, pursuant to our licenses and other arrangements, includes 12 U.S. issued patents, 5 pending U.S. nonprovisional patent application, 1 pending international patent applications, over 5 foreign issued patents and over 5 pending foreign patent applications. The claims of these patents and patent applications are directed toward various aspects of our drug candidates and research programs.

We rely upon our licensors to obtain patent protection in the United States and internationally for our licensed drug candidates and our discovery programs, and any other inventions to which we have rights under our license agreements, where available and when appropriate. To the extent we will be able to do so, our policy will be to work with our licensors to pursue, maintain our licensed patents and defend patent rights and to protect the technology, inventions and improvements that are commercially important to the development of our business. We will also rely on trade secrets that may be important to the development of our business.

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

Litigation, Proxy Contest, and Related Matters

The company is involved in litigation initiated by or against the Adverse Parties. The Adverse Parties are primarily Morris Laster and certain of his family members (“Laster”), Ashish P. Sanghrajka (“Sanghrajka”) and/or Paul Hopper (“Hopper”). Laster is a former officer and director of the company and Sanghrajka is a former officer of the company. Sanghrajka and Hopper are current members of the company’s Board.

In April 2021, Laster initiated the Delaware Litigation against the company in the Chancery Court with respect to ownership of 3,500,000 shares of the company’s common stock. Pursuant to a stipulation approved by the Chancery Court in the Delaware Litigation, the parties agreed to, among other things, an expedited timeline for resolving the Delaware Litigation with a trial intended to be held in December 2021. Such stipulation also provided for adjournments or postponements of the company’s 2021 Annual Meeting, such that the Annual Meeting would be held and the vote on the items of business to be considered at the Annual Meeting would take place during a specified time after a decision on the merits by the Chancery Court or a final settlement between the parties. Pursuant to additional proceedings in the Chancery Court, the company became subject to further expedition for document production. The company’s inability to meet such production deadlines, among other things, resulted in the company being sanctioned by the Chancery Court. Laster made several motions relating to such sanctions, including seeking to recover lawyers’ fees. Commencing in January 2022, the Chancery Court, by subsequent hearings and court orders, specified the categories and amounts of legal fees which would be reimbursable. The precise reimbursable amount is not yet finalized and remains subject to a court order, which we anticipate will be finalized in Q2 2022. In an attempt to mitigate the dispute, reduce the ongoing expenses and disruption of expedition, and limit exposure under sanctions, the company has taken steps in an effort to resolve the Delaware Litigation, including facilitating the transfer by the then-record owner to Laster of record ownership of the Disputed Shares and facilitating the delivery of an irrevocable proxy by the then-record owner to Laster to vote such shares.  The Delaware Litigation remains in discovery with a trial date scheduled for early June 2022.

In July 2021, the company reported that it had terminated the employment of Sanghrajka in accordance with the terms of his employment agreement. The company also reported that the Audit Committee of the Board had conducted an internal review and, as a result of such review, the Executive Committee and Audit Committee requested the resignations of Sanghrajka and Hopper from the Board. In August 2021, Sanghrajka filed a lawsuit against the company and several other parties alleging, among other things, that he was wrongfully terminated by the company. The company believes Sanghrajka’s lawsuit is without merit. The company filed a lawsuit, subsequently withdrawn, against Sanghrajka and Hopper and an affiliate of Hopper alleging, among other things, fraud and breaches of fiduciary duty and contractual obligations owed to the company in connection with Hopper’s sale of Bioscience Oncology Pty Ltd (“Bioscience Oncology”) to the company, and for declaratory judgment that Sanghrajka and Hopper are not entitled to indemnification or advancement of expenses. In response to the lawsuit filed by the company, counsel for Sanghrajka and Hopper sent a letter to the company demanding indemnification and advancement of expenses relating to the company’s lawsuit against them. In October 2021, the company received a letter from counsel in Australia for Hopper claiming, among other things, that the company made defamatory statements about Hopper in certain of its SEC filings, including in the filing disclosing the request for Hopper to resign. The company believes that Hopper’s claims are without merit.

On October 26, 2021, the Adverse Parties filed the Derivative Complaint, purportedly on behalf of the Company, against all of the other members of the company’s Board, excluding Sanghrajka and Hopper, and certain of their affiliates in the Chancery Court. The Derivative Complaint set forth various assertions and allegations against directors who serve on the Executive Committee (the “Executive Committee Directors”) and certain other directors (the “Independent Directors”). On November 12, 2021, the company filed a motion to dismiss the Derivative Complaint. On March 11, 2022, the Chancery Court dismissed the Derivative Complaint.

On December 16, 2021, HCFP/Capital Partners VIB LLC (“VIB”) filed a Motion to Intervene and attached its Complaint in Intervention, which alleges, among other things, that although Laster claims to have acquired 6,000,000 shares of our common stock in June 2017, Laster never owned or acquired those shares because he did not sign or agree to VIB’s operating agreement, which is the only way he could have obtained such shares. On January 3, 2022, the Executive Committee Directors filed a Verified Complaint pursuant to Section 225 of the Delaware General Corporation Law challenging the results of the Annual Meeting, on the basis that, among other things, (i)Laster improperly voted six million shares of the company’s common stock at the Annual Meeting because Laster does not own such shares over which Laster improperly and incorrectly claimed ownership, and (ii)Laster would have not succeeded at the Annual Meeting but for the fact he improperly voted such shares given that an overwhelming majority (of more than 90%) of unaffiliated stockholders’ votes were in favor of the incumbent directors. Litigation is highly unpredictable and the costs of litigation, including legal fees, costs and expenses, and the possible liabilities, including monetary damages, to which the company could become subject could be significant. Any such liabilities could have a material adverse effect on the company. The company’s existing capital resources will not be sufficient to fully implement its business plan, including the development of its drug candidates, while also continuing to be subject to or pursuing ongoing litigation. The company will require additional financing and there can be no assurance that any such financing will be available on satisfactory terms, or at all. Further, there can be no assurance that the absence of any additional financing, as necessary, will not have a material adverse effect on the company.

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

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, such as pharmaceutical companies, including generic drug companies, biotechnology companies, and drug delivery companies. These companies include Avidity Biosciences, Checkmate Pharmaceuticals, Flamingo Therapeutics, Indaptus Therapeutics, Kymera Therapeutics and Tvardi Therapeutics. Some or all of our potential competitors have substantially greater financial, scientific, technical, intellectual property, regulatory and human resources than we do, and greater experience than we do commercializing products and developing drug candidates, including obtaining FDA and other regulatory approvals for drug candidates. Consequently, our competitors may develop products for indications we pursue that are more effective, better tolerated, more widely-prescribed or accepted, more useful and less costly, and they may also be more successful in manufacturing and marketing their products. We also face competition from third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients for clinical trials and in identifying and acquiring or in-licensing new products and drug candidates.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for final manufacture. We intend to rely, on third parties for the manufacture of our drug candidates for future pre-clinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize.

For our future drug candidates, we aim to identify and qualify manufacturers and researchers to provide the application program interface (“API”), and fill-and-finish services prior to submission of an NDA to the FDA. We expect to continue to fund the development of drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Employees, Executives, Advisors and Human Capital Resources

Our team is comprised of 9 members, including employees, executive officers who provide services pursuant to a management services agreement, and key consultants, 5 of whom spend substantially all, or a significant portion of, their business time on company matters. Our senior management consists of the President and Chief Executive Officer of Duet, our Chairman and our Vice Chairman, who are advised and assisted by the Chairman of the Executive Committee of the Board.

Our management team is supported by additional personnel associated with entities that provide services to the company pursuant to our management services agreement. We also employ consultants in the ordinary course of business with expertise in various aspects of the drug development process. We believe the skills and experience of our team are essential to our business. We are currently seeking to add additional employees and key consultants and advisors.

We recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. Our employees are a significant asset and we aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. By focusing on employee retention and engagement, we also improve our ability to support our clinical trials, our pipeline, our platform technologies, business and operations, and also protect the long-term interests of our stakeholders. Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages and ensuring we listen to our employees.

Government Regulation and Product Approval

Governmental authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our drug candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States and by the European Medicines Agency, or EMA, through the Marketing Authorization Application, or MAA, process before they may be legally marketed in Europe. Our drug candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

United States Food and Drug Administration Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

●refusal to approve pending applications;
●withdrawal of an approval;
●imposition of a clinical hold;
●warning letters;
●product seizures;
●total or partial suspension of production or distribution; or
●injunctions, fines, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLPs, or other applicable regulations;
●submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may begin;
●performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of the proposed drug for its intended use;
●submission to the FDA of an NDA;
●satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
●FDA review and approval of the NDA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
●Phase 2. Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan product designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $500,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. We may apply for orphan drug designation for one or more of our drug candidates that we develop for diseases or conditions that satisfy the requirements for orphan drug designation. In such event, there can be no assurance that we will receive orphan drug designation for any of our drug candidates that we may develop for the treatment of any orphan diseases.

Pediatric Exclusivity and Pediatric Use

Under the Pediatric Research Equity Act, or PREA, certain NDAs and certain supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or iPSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of a Phase 3 or Phase 2/3 study. The iPSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the iPSP. A sponsor can submit amendments to an agreed-upon iPSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

●record-keeping requirements;
●reporting of adverse experiences with the drug;
●providing the FDA with updated safety and efficacy information;
●drug sampling and distribution requirements;
●notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and
●complying with FDA promotion and advertising requirements.

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

Controlled Substances Regulation

Cannabis (other than hemp) is strictly controlled under the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”) as a Schedule I substance. Schedule I substances by definition have no currently accepted medical use in the United States, a lack of accepted safety for use under medical supervision, and a high potential for abuse. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. Anyone wishing to conduct research on substances listed in Schedule I under the CSA must register with the U.S. Drug Enforcement Administration (the “DEA”), and obtain DEA approval of the research proposal. For any product containing cannabis to be available for commercial marketing in the United States, cannabis must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance.

The CSA and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s). For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must obtain authorization to destroy or dispose of controlled substances. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics.

For drugs manufactured in the United States, the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.

Individual U.S. states also establish and maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including boards of pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on the company’s business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

Other U.S. Environmental, Health and Safety Laws and Regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

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

We have never generated revenue and have never been profitable and do not expect to generate revenue or be profitable in the foreseeable future. We have not yet begun any clinical trials or submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere for any of our drug candidates for any indication. We have incurred net losses since our inception, including net losses of $27.0 million and $10.9 million for the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $41.5 million as of December 31, 2021.

To date, we have devoted most of our financial resources to licensing our intellectual property, preparing for and engaging in clinical trials, sponsoring research with academic and medical research institutions, litigation with the Adverse Parties, the Proxy Contest and our corporate overhead. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase when we expand our clinical activities and seek regulatory approvals for, our drug candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years as we begin clinical trials and IND-enabling studies for our drug candidates and related activities required for regulatory approval and continue pursuing additional indications for our drug candidates in our future clinical trials. If any of our drug candidates fail in future clinical trials or do not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA, EMA or other regulatory authority to perform studies or trials in addition to those currently expected, or if there are any delays in commencing or completing our clinical trials or the development of any of our drug candidates. The amount of future net losses will depend, in part, on the rate of future growth of our expenses, including related to litigation.

Our recurring losses from operations raises doubt regarding our ability to continue as a going concern.

Because our continuing existence has been dependent upon raising capital to sustain our business, it raises doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements stating there is doubt about our ability to continue as a going concern. Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Our cash resources are insufficient to sustain our business for the next 12 months. There is no assurance that sufficient financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. See Note 1 of our consolidated financial statements.

We will require substantial additional funding within the next 12 months, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

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

We intend to utilize our resources to continue our pre-clinical research studies, to fund the continued pre-clinical and clinical development of our drug candidates and to fund the research of prospective new drug candidates. Our financial resources will also be used for general corporate purposes, general and administrative expenses, capital expenditures, working capital, prosecuting and defending litigation with Adverse Parties and prosecution and maintenance of our licensed patents to the extent required under our license agreements. Accordingly, we will continue to require substantial additional capital to continue our research and development activities. Because successful development of our drug candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our drug candidates under development.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

●	the progress, costs, results of and timing of our drug candidate trials for the treatment of cancer and SSc, and the future pre-clinical and clinical development of our drug candidates for other potential indications;
●	the number and characteristics of drug candidates that we pursue;
●	the ability of our drug candidates to progress through future pre-clinical and future clinical development successfully;
●	our need to expand research and development activities;
●	the costs associated with securing and establishing commercialization and manufacturing capabilities;
●	market acceptance of our drug candidates;
●	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio rights, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the effect of competing technological and market developments;
●	the status and outcome of current or any future litigation with Adverse Parties;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

Some of these factors are outside of our control. We will need to obtain additional financing to fund our operations with the next 12 months. We will seek to finance our cash needs primarily through equity and debt offerings. We may also seek to raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements.

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares, if and when established, to decline.

If we are unable to obtain funding on a timely basis, we may be required to delay, limit, reduce or cease our operations. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us.

Our ability to raise additional capital is impeded by a lack of sufficient authorized common stock, with no assurance that we can obtain the necessary vote of stockholders to increase it.

We have issued or reserved substantially all our available shares of authorized common stock. Unless and until a sufficient number of warrants expire or the number of shares of our authorized common stock increases, our ability to obtain additional financing through the sale of common stock or other securities convertible or exchangeable into common stock may be limited. Our ability to issue shares of common stock is currently impeded due to a lack of a sufficient number of authorized shares of common stock, which constrains our ability to raise capital. Increasing the authorized number of shares requires an amendment to our charter, which can only be obtained by the approval of the holders of a majority of our outstanding shares of common stock. Due to disagreements with the Adverse Stockholders, the company may continue to be unable to obtain stockholder approval on a timely basis, or at all. Failure to increase our authorized common stock, which is necessary for the company to raise needed capital, may require us to delay, limit, reduce or cease our operations.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

We are a biopharmaceutical company with a limited operating history. Our operations to date have been limited to the pre-clinical and clinical development of our drug candidates. We have not yet obtained regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our financial condition and operating results may significantly fluctuate from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

●	any delays in regulatory review and approval of our drug candidates in future pre-clinical development, including our ability to receive approval from the FDA and the EMA for our drug candidates, and our planned clinical and pre-clinical studies and other work, as the basis for review and approval of our drug candidates;
●	delays in the commencement, enrollment and timing of clinical trials;
●	difficulties in identifying and treating patients suffering from our target indications;
●	the success of our future clinical trials through all phases of pre-clinical and clinical development;
●	potential side effects of our drug candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
●	our ability to obtain additional funding to develop our drug candidates;
●	our ability to identify and develop additional drug candidates;
●	market acceptance of our drug candidates;
●	our ability to establish an effective sales and marketing infrastructure directly or through collaborations with third parties;
●	competition from existing products or new products that may emerge;
●	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
●	our ability to adhere to clinical study requirements directly or with third parties such as contract research organizations, or CROs;
●	our dependency on third-party manufacturers to manufacture our products and key ingredients;
●	our ability to establish or maintain collaborations, licensing or other arrangements;
●	the costs to us, and our ability and our third-party collaborators’ ability to obtain, maintain and protect our licensed intellectual property rights;
●	our ability to adequately support future growth;
●	our ability to attract and retain key personnel to manage our business effectively;
●	the status and outcome of current or any future litigation with Adverse Parties; and
●	potential product liability claims.

Accordingly, the results of any quarterly or annual periods should not be relied upon as indications of future operating performance.

Risks Relating to Our Business and Strategy

We are party to ongoing litigation with the Adverse Parties in several matters. Litigation is highly unpredictable and the costs of litigation, including legal fees, costs and expenses, and the possible liabilities, including monetary damages, to which the company could become subject, could be significant.

The Adverse Parties litigation continues to disrupt the functioning of the company. The company has been compelled to commit significant resources to defend against the Adverse Parties litigation. The fees, costs and expenses of litigation represent a significant portion of the material increase in the company’s net loss for the year ended December 31, 2021. Litigation continues to have a material adverse effect on the company, including its financial condition, management of day-to-day operations, and the functioning of its Board. The continuing costs of litigation will require us to obtain significant additional financing, which may not be available to us on acceptable terms, or at all, and if not so available, may require us to delay, limit, reduce or cease our operations.

The novel coronavirus could have a material adverse impact on our business, results of operations, financial condition, cash flows or liquidity.

We note that the spread of the novel coronavirus, which causes the disease now known as COVID-19, is a rapidly evolving public health emergency with global implications and at present we, as is common across industries and geographies, recognize that we could be adversely affected by a range of factors and developments, largely beyond our control, and we are unable to predict the outcomes of this even on a short-term basis. We continue to monitor the situation, among other objectives, to assess the impact of developments on our financial condition, results of operations, cash flows and liquidity.

For example, the COVID-19 pandemic, including related constraints on mobility and travel, continues to cause delays in enrollment in the existing investigator-sponsored clinical study for DUET-01. As previously disclosed, in March 2022, the clinical study sponsor of our DUET-01 clinical trial publicly updated to May 2022 the possible start date for enrollment in such trial. We are engaged in ongoing discussions with the sponsor to obtain greater visibility as to such date. As a result of the number of patient visits necessary in the clinical study and pandemic-associated constraints on mobility and travel, the sponsor has been evaluating the applicable protocol with a view to reducing and/or more closely concentrating patient visits. There is no assurance that the DUET-01 clinical trial will begin enrollment in May 2022, or at all.

We are unable to predict the duration and severity of the spread of new variants of COVID-19 and possible future spikes and responses thereto, on our business and operations, and on our results of operations, financial condition, cash flow and liquidity, as these depend on rapidly evolving developments, which are highly uncertain and will be a function of factors beyond our control, such as the speed of contagion, the implementation of effective preventative and containment measures, the development of effective medical solutions, the timing and scope of governmental restrictions on public gatherings, mobility and other activities, financial and other market reactions to the foregoing, and reactions and responses of the populace both in affected regions and regions yet to be affected. While we have and may continue to suffer adverse effects, the more severe the outbreak and the longer it lasts, the more likely it is that the effects on us and our business will be materially adverse.

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

We believe that our ability to successfully compete will depend on, among other things:

●the results of our pre-clinical and clinical trials;
●our ability to recruit and enroll patients for clinical trials;
●the efficacy, safety and reliability of our drug candidates;
●the speed at which we develop drug candidates;
●our ability to design and successfully execute appropriate clinical trials;
●our ability to maintain a good relationship with regulatory authorities;
●the timing and scope of regulatory approvals, if any;
●our ability to commercialize and market any of our drug candidates that receive regulatory approval;
●the price of our products;
●adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;
●our ability to protect our intellectual property rights related to our products;
●our ability to manufacture and sell commercial quantities of any approved products to the market; and
●acceptance of our drug candidates by physicians and other health care providers.

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

We may enter into agreements with third parties for the development and commercialization of our drug candidates in international markets. International business relationships subject us to additional risks that may materially adversely affect our ability to attain or sustain profitable operations, including:

●differing regulatory requirements for drug approvals internationally;
●potentially reduced protection for our licensed intellectual property rights;
●potential third-party patent rights in countries outside of the United States;
●the potential for so-called “parallel importing,” which is what occurs when a local seller, faced with relatively high local prices, opts to import goods from another jurisdiction with relatively low prices, rather than buying them locally;
●unexpected changes in tariffs, trade barriers and regulatory requirements;
●economic weakness, including inflation, or political instability, particularly in non-U.S. economies and markets, including several countries in Europe;
●compliance with tax, employment, immigration and labor laws for employees traveling abroad;
●taxes in other countries;
●foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●workforce uncertainty in countries where labor unrest is more common than in the United States;

●production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

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

As we increase the number of our ongoing drug development programs and our drug candidates continue pre-clinical studies and, in the future, clinical trials, we will need to increase our drug development, scientific and administrative headcount to manage these programs. In addition, we will need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

●successfully attract and recruit new employees or consultants with the expertise and experience we will require;
●manage clinical programs effectively, which we anticipate being conducted at numerous clinical sites; and
●continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Any failure to comply with applicable data protection and privacy laws and regulations could lead to significant penalties against us, and adversely impact our operating results.

We are subject to U.S. data protection laws and regulations, including laws and regulations that address privacy and data security. Numerous federal and state laws, including state data breach notification laws and state health information privacy laws, govern the collection, use, and disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us, which could include civil and/or criminal penalties, private litigation and/or adverse publicity that could negatively affect our operating results and business. EU member states and other countries have also adopted data protection laws and regulations which impose significant compliance obligations. In the European Union, the collection and use of personal health data has been governed by the provisions of the EU Data Protection Directive. The EU General Data Protection Regulation (GDPR) replaced the Data Protection Directive (with an enforcement date of May 25, 2018) and is designed to harmonize data privacy laws across Europe and to protect all EU citizens’ data privacy and will have a significant impact on how certain data is processed and handled. The European Union data protection laws and regulations impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data clinical trials.

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

The use of our drug candidates in clinical trials and the sale of any products for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our potential future collaborators by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

●withdrawal of clinical trial participants;

●termination of clinical trial sites or entire trial programs;
●costs of related litigation;
●substantial monetary awards to patients or other claimants;
●decreased demand for our drug candidates and loss of revenues;
●impairment of our business reputation;
●diversion of management and scientific resources from our business operations; and
●the inability to commercialize our drug candidates.

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

NDAs and MAAs must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. NDAs and MAAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a NDA or a MAA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA and the EMA review processes can take years to complete and approval is never guaranteed. If we submit an NDA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators of other jurisdictions, such as the EMA, have their own procedures for approval of drug candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a drug candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, pre-clinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our drug candidates or other products. Also, regulatory approval for any of our drug candidates may be withdrawn.

Before we submit an NDA to the FDA or a MAA to the EMA for any of our drug candidates, we must successfully complete pre-clinical studies and subsequent clinical trials. We cannot predict whether our future trials and studies will be successful or whether regulators will agree with our conclusions regarding the pre-clinical studies we have conducted to date.

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

Delays in the commencement, enrollment and completion of our future pre-clinical studies and clinical trials could increase our product development costs or limit the regulatory approval of our drug candidates. We will require additional funding for our business activities. In addition, we do not know whether any future trials or studies of our other drug candidates, including any confirmatory clinical trial of our drug candidates, will begin on time or will be completed on schedule, if at all. The commencement, enrollment and completion of clinical trials can be delayed or suspended for a variety of reasons, including:

●inability to obtain sufficient funds required for the commencement of pre-clinical and clinical trials;
●inability to reach agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●clinical holds, other regulatory objections to commencing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;
●discussions with the FDA or non-U.S. regulators regarding the scope or design of our clinical trials;
●inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indications targeted by our drug candidates;
●inability to obtain approval from institutional review boards, or IRBs, to conduct a clinical trial at their respective sites;
●severe or unexpected drug-related adverse effects experienced by patients;
●inability to timely manufacture sufficient quantities of the drug candidate required for a clinical trial;
●difficulty recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indications as our drug candidates, including, for example the delays in initiating the DUET-01 clinical trial; and
●inability to retain enrolled patients after a clinical trial is underway.

Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In addition, any future clinical trial may be suspended or terminated at any time by us, our future collaborators, the FDA or other regulatory authorities due to a number of factors, including:

●our failure to conduct a clinical trial in accordance with regulatory requirements of our clinical protocols;
●unforeseen safety issues or any determination that any future clinical trial presents unacceptable health risks;
●lack of adequate funding to begin any future clinical trial due to unforeseen costs or other business decisions; and

●a breach of the terms of any agreement with, or for any other reason by, future collaborators that have responsibility for the clinical development of any of our drug candidates.

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

If any of our drug candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

●regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
●we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;
●we may be subject to limitations on how we may promote the product;
●sales of the product may decrease significantly;
●regulatory authorities may require us to take our approved product off the market;
●we may be subject to litigation or product liability claims; and
●our reputation may suffer.

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

In 2010, the Affordable Care Act (“ACA”), was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the Department of Health and Human Services (“HHS”) has released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases, which may adversely affect our profitability. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under the current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We do not currently intend to manufacture any products that we plan to sell. We currently have no agreements with contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of sufficient quantities of drug product for our drug candidates’ pre-clinical studies and clinical trials and that we believe we will need to conduct prior to seeking regulatory approval.

We do not have agreements for commercial supplies of any of our drug candidates and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize a drug candidate if it is approved. Additionally, the facilities used by any contract manufacturer to manufacture a drug candidate must be the subject of a satisfactory inspection before the FDA or the regulators in other jurisdictions approve the drug candidate manufactured at that facility. We will be completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture material that conform to our specifications and current good manufacturing practice requirements of any governmental agency whose jurisdiction to which we are subject, our drug candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the drug candidates, including:

●the possibility that we are unable to enter into a manufacturing agreement with a third party to manufacture our drug candidates;
●the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and
●the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our drug candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●issue warning letters;
●mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
●require us or our potential future collaborators to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

●impose other administrative or judicial civil or criminal penalties;
●withdraw regulatory approval;
●refuse to approve pending applications or supplements to approved applications filed by us or our potential future collaborators;
●impose restrictions on operations, including costly new manufacturing requirements; or
●seize or detain products.

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

The commercial success of our drug candidates, if approved, will depend upon their acceptance among the medical community, including physicians, health care payors and patients. The degree of market acceptance of our drug candidates will depend on a number of factors, including:

●limitations or warnings contained in our drug candidates’ FDA-approved labeling;
●changes in the standard of care or availability of alternative therapies at similar or lower costs for the targeted indications for any of our drug candidates;
●limitations in the approved clinical indications for our drug candidates;
●demonstrated clinical safety and efficacy compared to other products;
●lack of significant adverse side effects;
●sales, marketing and distribution support;
●availability of reimbursement from managed care plans and other third-party payors;
●timing of market introduction and perceived effectiveness of competitive products;
●the degree of cost-effectiveness;
●availability of alternative therapies at similar or lower cost, including generics and over-the-counter products;
●the extent to which our drug candidates are approved for inclusion on formularies of hospitals and managed care organizations;
●whether our drug candidates are designated under physician treatment guidelines for the treatment of the indications for which we have received regulatory approval;
●adverse publicity about our drug candidates or favorable publicity about competitive products;
●convenience and ease of administration of our drug candidates; and
●potential product liability claims.

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

We have no sales, marketing or distribution capabilities. To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that our initial drug candidate or any of our other drug candidates will be approved. For drug candidates where we decide to perform sales, marketing and distribution functions ourselves or through third parties, we could face a number of additional risks, including:

●we or our third-party sales collaborators may not be able to attract and build an effective marketing or sales force;
●the cost of securing or establishing a marketing or sales force may exceed the revenues generated by any products; and
●our direct sales and marketing efforts may not be successful.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●others may be able to develop a platform similar to, or better than, ours in a way that is not covered by the claims of our licensed or owned patents;
●others may be able to make compounds that are similar to our drug candidates but that are not covered by the claims of patents we have or are licensed to us;
●we might not have been the first to make the inventions covered by any pending patent applications which have been or may be filed;
●we might not have been the first to file patent applications for these inventions;
●others may independently develop similar or alternative technologies or duplicate any of our technologies;
●any patents that we obtain, or are licensed to us, may not provide us with any competitive advantages;

●we, or our licensors, may not develop additional proprietary technologies that are patentable; or
●the patents of others may have an adverse effect on our business.

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

Pursuant to our license agreements with COH and the NIH and license agreements and MOUs with the Hebrew University’s technology transfer office, we have obtained and may obtain rights to certain patents. For additional information regarding these license agreements, see “Business  —  Intellectual Property.” In the future, we may seek rights from third parties to other patents or patent applications. Our success will depend, in part, on our ability and the ability of our licensors to maintain and/or obtain and enforce patent protection for our proposed products and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. Patent positions in the field of biotechnology and pharmaceuticals are generally highly uncertain and involve complex legal and scientific questions. We cannot be certain that we or our licensors were the first inventors of inventions covered by our licensed patents or that we or they were the first to file. Accordingly, the patents licensed to us may not be valid or afford us protection against competitors with similar technology. The failure to maintain and/or obtain patent protection on the technologies underlying our proposed products may have material adverse effects on our competitive position and business prospects.

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

We cannot be certain that others have not filed patent applications for technology covered by pending applications subject to our license agreements, or that we were the first to invent the technology, because:

●some patent applications in the United States may be maintained in secrecy until the patents are issued;
●patent applications in the United States are typically not published until 18 months after the priority date; and
●publications in the scientific literature often lag behind actual discoveries.

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

Some of our drug candidates are subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during pre-clinical and clinical development and post-approval, and our financial condition.

Certain of the drug candidates we may develop contain controlled substances as defined in the Controlled Substances Act of 1970, or the CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the Drug Enforcement Administration, or DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

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

Currently, thirty-seven U.S. states and the District of Columbia allow the use of medical cannabis. Eighteen states and the District of Columbia also allow its recreational use. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states is in conflict with the Federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis pre-empts state laws that legalize its use.

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. While the Rohrabacher-Farr Amendment has been included as a rider to the Consolidated Appropriations Acts every year since 2014, there can be no assurances that the Rohrabacher-Farr Amendment will be included in future appropriations bills or budget resolutions. The federal government could at any time change its enforcement priorities against the cannabis industry. We do not grow or distribute cannabis, but our current and planned business operations may involve developing drug candidates which are or contain cannabinoids. Any change in enforcement priorities could render such operations unprofitable or even prohibit such operations.

All research and development activities for our drug candidates which are or contain cannabinoids in the United States has been conducted through the NIH, which we believe has complied with all applicable laws, or in Israel (with respect to our drug candidates licensed from Hebrew University). We intend to continue our drug development activities in the U.S. in compliance with all applicable laws and in other jurisdictions, including Israel, with more favorable laws and regulations regarding research using cannabinoids. We do not believe that any of our current operations are subject to federal or state laws regarding the possession or use of cannabis.

Risks Associated with Our Common Stock

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

The above limitations on liability and our indemnification obligations limit the personal liability of our directors and officers for monetary damages for breach of their fiduciary duty as directors by shifting the burden of such losses and expenses to us. Certain liabilities or expenses covered by our indemnification obligations may not be covered by such insurance or the coverage limitation amounts may be exceeded. We currently have director and officer liability insurance that we do not anticipate would cover our indemnification obligations that may arise in connection with current litigation. As a result, we may need to use a significant amount of our funds to satisfy our indemnification obligations, which could severely harm our business and financial condition and limit the funds available to stockholders who may choose to bring a claim against the company.

Although our common stock is listed on Nasdaq, there can be no assurance that an active and liquid public market will be sustained.

Our common stock is listed on The Nasdaq Global Market. Notwithstanding such listing, there can be no assurance that an active or liquid public market will be sustained. In the absence of an active or liquid public market, investors may have difficulty buying and selling or obtaining market quotations; market visibility for our securities may be limited; and a lack of visibility for our securities may have a depressive effect on any market price for our securities. Moreover, there can be no assurance that securities analysts of brokerage firms will provide coverage of our company, if at all. There is currently no research coverage on the company. In the event there is no active or liquid public market for our common stock or coverage of our company by securities analysts of brokerage firms, you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from Nasdaq or any other trading market on which it may be listed or quoted.

The lack of an active or liquid public market may impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire additional intellectual property assets by using our securities as consideration.

We have received several notices from Nasdaq identifying deficiencies in compliance with Nasdaq listing standards, which if we are unable to successfully address, would result in the de-listing of our common stock from Nasdaq.

As a result of the decline in the trading price for our common stock and the composition of the Board resulting from the Proxy Contest, the company received the Nasdaq Notices. The Nasdaq Notices identify deficiencies with respect to requirements for (i) the MVLS Requirement, (ii) the MVPHS Requirement, (iii) the Majority Independent Requirement, (iv) the Committees Requirement, and (v) the Bid Price Requirement. Under Nasdaq rules, the company has a cure period of 180 days from the date of each respective Nasdaq Notice to regain compliance with the MVLS Requirement, the MVPHS Requirement and Bid Price Requirement. Such 180-day cure periods expire on July 12, 2022, August 30, 2022 and October 4, 2022, respectively. The Committees Requirement provides a cure period to regain compliance: (i) until the earlier of the company’s next annual stockholders’ meeting or January 5, 2023, or (ii) if the next annual stockholders’ meeting is held before July 5, 2022, then the company must evidence compliance no later than July 5, 2022. The Majority Independent Requirement requires the company to submit to Nasdaq a plan for regaining compliance within 45 days of the date of the Nasdaq Notice, or May 2, 2022. If such plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Nasdaq Notice for the Majority Independent Requirement for the company to evidence compliance. While the company believes that it can regain compliance with each of the Listing Requirements, there can be no assurance that the company will be able do so within the prescribed periods, or at all. Failure to regain compliance with the Listing Requirements would result in the de-listing of our common stock from Nasdaq.

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

We are an “emerging growth company,” and in addition, we are also a “smaller reporting company”, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of an initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock may suffer or be more volatile.

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

As an “emerging growth company,” we also rely on exemptions from certain reporting requirements, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

We also qualify as a “smaller reporting company,” meaning we are not an investment company, an asset-backed  issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company” which allows us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and certain reduced financial disclosures in our periodic reports, including this Annual Report. In addition, we are eligible to remain a smaller reporting company, for so long as we have a public float (based on our common equity) of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter or a public float (based on our common equity) or less than $700 million as of such date and annual revenues of less than $100 million during the most recently completed fiscal year.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of these disclosure exemptions, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

●our board of directors is divided into three classes with staggered three-year terms which may delay or prevent a change of our management or a change in control;

●our board of directors has the right to appoint directors to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which will prevent stockholders from being able to fill vacancies on our board of directors;
●our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and
●our board of directors is able to issue, without stockholder approval, shares of undesignated preferred stock, which makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Our certificate of incorporation and by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Chancery Court shall be the sole and exclusive forum for:

(a) any derivative action or proceeding brought on our behalf;

(b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or to our stockholders;

(c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the certificate of incorporation, or the by-laws; or

(d) any action asserting a claim governed by the internal affairs doctrine except that our by-laws provide that as to each of (a) through (d) above, any claim (i) as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten (10) days following such determination), (ii) which is vested in the exclusive jurisdiction of a court or forum other than such court or (iii) for which such court does not have subject matter jurisdiction. In no event, however, shall the Court of Chancery, under our by-laws, constitute an exclusive forum for actions, including derivative actions arising under the Securities Act or the Exchange Act, thereby allowing any such actions to be filed in any court having jurisdiction. Our by-laws further provide that if the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for the matters specified above.

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

Item 2. Properties.

Our corporate headquarters is located at 420 Lexington Avenue, in New York, New York, where office space is made available to us pursuant to a management services agreement, which provides for an approximately $3,500 per month fee for such office space and facilities. We also have corporate office space in Los Angeles, California. Office space in Tel Aviv, Israel, is also made available to us at variable costs.

We believe that our facilities are suitable and adequate for our current needs.

Item 3. Legal Proceedings.

The company is a party to a number of legal proceedings. See “Item 1. Business - Litigation, Proxy Contest and Other Matters.”

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is listed on The Nasdaq Global Market under the symbol “SCPS.” The company received deficiency letters from Nasdaq relating to non-compliance with Nasdaq’s continued listing requirements. Our common stock could become subject to delisting from Nasdaq if we fail to regain compliance.

Holders

As of April 8. 2022, we had approximately 174 record holders of our common stock. This does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms, which includes non-objecting beneficial owners. We believe that the aggregate number of record and street name stockholders exceeds 3,000.

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

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of December 31, 2021.

	Number of		Number
	Securities to	Weighted-	of Securities
	be Issued	Average	Remaining
	Upon	Exercise	Available for
	Exercise of	Price of	Future
	Outstanding	Outstanding	Issuance
	Options,	Options,	Under Equity
	Warrants	Warrants	Compensation
	and Rights	and Rights	Plans
Equity compensation plans approved by security holders	800,000	$4.23	200,000

Equity compensation plans not approved by security holders	—	$—	1,400,000

Total	800,000	$4.23	1,600,000

Sales of Unregistered Securities

In June 2021, we issued 1,266,667 shares of our common stock to the former stockholders of Bioscience Oncology Pty. Ltd. in satisfaction of a milestone payment earned upon the allowance of an IND application for CpG-STAT3siRNA by the FDA, which occurred in May 2021. The shares issued were not issued in a transaction involving a public offering within the meaning of Section 4(a)(2).

In June 2021, we entered into a Stock Exchange Agreement with the stockholders of Olimmune (now Duet Biotherapeutics Inc.). Pursuant to the Stock Exchange Agreement, we acquired all of the issued and outstanding shares of Olimmune.  In connection with the Stock Exchange Agreement, we issued to Olimmune stockholders 1,000,000 shares of our common stock. We also issued 100,000 shares of our common stock to COH, in the aggregate, as additional consideration in connection with the execution of the ASO Exclusive License Agreement and the Decoy Exclusive License Agreement. The shares issued were not issued in a transaction involving a public offering within the meaning of Section 4 (a)(2).

In November 2021, we completed a private placement of 3,000,000 shares of our common stock, Series A Additional Investment Options, or Series A AIOs, to purchase 1,500,000 shares of our common stock, and Series B Additional Investment Options, or Series B AIOs, and together with the Series A AIOs, the AIOs, to purchase 1,500,000 shares of our common stock, at a purchase price of $3.25 per share and associated AIOs. The AIOs expire January 18, 2027 and have an exercise price of $3.125 per share.  We received gross proceeds of $9.75 million in connection with the private placement.  In connection with the private placement, we issued the placement agent Additional Investment Options to purchase up to 225,000 shares of our common stock, which expire January 18, 2027 and have an exercise price of $4.0625 per share. The shares issued were not issued in a transaction involving a public offering within the meaning of Section 4(a)(2), in reliance on the safe harbor contained in Regulation D.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

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

Overview

We are a clinical-stage biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical need. Our mission is to improve patient outcomes and save lives. We have been focusing our development efforts on our immuno-oncology programs. In September 2021, we announced the launch of Duet. Duet integrates the management and clinical development of the Duet Platform. Duet Therapeutics, formerly Olimmune, was acquired by Scopus in June 2021.

The Duet Platform relies on a novel approach to immuno-oncology with a suite of bifunctional oligonucleotides that activate APCs within the tumor microenvironment, while alleviating tumor immunosuppression to jump-start T cell-mediated immune responses. The unique mechanism-of-action of these synthetic oligonucleotides comes from simultaneously targeting two intracellular immune pathways – STAT3, a master immune checkpoint inhibitor, and TLR9. The targeted inhibition of STAT3 reawakens immune cells and allows for the full potential of TLR9-driven innate and adaptive immune responses.

The Duet Platform is comprised of three distinctive, complementary CpG-STAT3 inhibitors:

•	RNA silencing	CpG-STAT3siRNA	(“DUET-01”)

•	Antisense	CpG-STAT3ASO	(“DUET-02”)

•	DNA-binding inhibitor	CpG-STAT3decoy	(“DUET-03”)

DUET-01 is in a Phase 1 clinical trial, as a monotherapy, for NHL. On March 2, 2022, the clinical trial sponsor publicly updated to May 2022 the possible start date for enrollment. The design of the existing investigator-sponsored clinical protocol for DUET-01, including the number of study visits, together with constraints on mobility and travel due to the COVID-19 pandemic, has caused delays in enrollment. The company has been engaged in ongoing discussions with the sponsor, who has been evaluating the applicable protocol with a view to reducing and/or more closely concentrating subject visits. As a siRNA-based technology, DUET-01 is delivered intratumorally. Pursuant to the Kortylewski SRA, research is being initiated to evaluate increasing the stability of novel siRNA-based molecules to enable systemic delivery. DUET-02 is being developed for systemic delivery. We are, through Duet, developing DUET-02, which has a similar mechanism of action to DUET-01, except the STAT3 inhibitor is an ASO RNA molecule rather than a siRNA. The STAT3ASO molecule binds directly to the STAT3 mRNA, RNase H1 to degrade the STAT3 mRNA. The use of ASO permits other chemical modifications resulting in greater stability in human blood. This allows for systemic treatment of harder-to-reach solid tumors such as prostate or kidney cancers. Dose-range finding studies, GLP toxicology studies, and GMP manufacturing of the drug substance and product are all currently in process. Duet expects to file an IND for DUET-02 in Q4 2022 in advanced solid malignancies, with Phase 1 clinical trials anticipated to begin in Q1 2023 in the United States. DUET-03 uses an alternative to the destruction of mRNA to silence STAT3 activity, such as with DUET-01 and DUET-02, instead targeting the actual STAT3 transcription factor protein. Duet is also evaluating combination therapies with checkpoint inhibitors.

The company has licenses for additional drug candidates, including drug candidates targeting SSc and other fibrotic conditions and opioid-sparing pain treatments. As a result of the company’s increased emphasis on its immuno-oncology programs and other considerations, we have been continuing to reduce allocations of resources to other programs.

We have devoted significant resources to our development efforts relating to our drug candidates. On an ongoing basis, the company continues to refine, update and enhance its immuno-oncology pipeline and target indications, including prioritizing solid tumor indications. The company also continually evaluates the possibilities of additional studies with a view to enhancing, among other things, the effectiveness and method of delivery of our drug candidates and identifying additional protections for our intellectual property.

We do not have any products approved for sale and have not generated any revenue. We expect to continue to incur significant expenses and increasing operating losses. We anticipate that all of our expenses will increase substantially, including as we:

●continue our research and development efforts;
●contract with third-party research organizations to management our clinical and pre-clinical trials for our drug candidates;
●outsource the manufacturing of our drug candidates for clinical testing and pre-clinical trials;
●seek to obtain regulatory approvals for our drug candidates;
●maintain, expand, and protect our intellectual property portfolio;
●add operational, financial and management information systems and personnel to support our research and development and regulatory efforts;
●continue to be engaged in litigation and actions taken by and/or against the Adverse Parties and Adverse Stockholders; and
●operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital to fund our operations. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through equity and debt offerings. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances, and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Moreover, our ability to raise capital is currently impeded by limited availability of authorized common stock. Our failure to raise capital or enter into such other arrangements as and when needed would impair our ability to develop our drug candidates and would have a material adverse effect on our financial condition.

We have incurred net losses in every year since our inception. Our net loss has materially increased for the year ended December 31, 2021. From inception (April 18, 2017) through December 31, 2021, we have funded our operations through the issuance of common stock, warrants and convertible notes. As of December 31, 2021, we had an accumulated deficit of approximately $41.5 million.

On April 1, 2022, the Company filed a Notification of Late Filing on Form 12b-25 (the “12b-25”) reporting that the Company’s Annual Report could not be filed within the prescribed time period without unreasonable effort or expense. Disclosure included in the 12b-25 provided that the Company “expects to report a material increase in net loss, key components of which are set forth below, for the year ended December 31, 2021, as compared to a net loss of approximately $11 million for the year ended December 31, 2020. The net loss for the year ended December 31, 2021 is attributable principally to: (a) approximately $15 million of research and development expenses, including acquired in-process research and development expensed in connection with a key acquisition and (b) approximately $13 million of general and administrative expenses, including an aggregate of approximately $8 million of fees, costs and/or expenses relating to (i) a proxy contest for the 2021 Annual Meeting of Stockholders and related proceedings, including an action pursuant to Section 225 of the Delaware General Corporation Law and (ii) additional related litigation by or against the participants engaged in the proxy contest and other litigation by parties associated and/or acting with such participants. The amount set forth in (a) above includes non-cash expenses of approximately $12.6 million.” The approximately $15 million of research and development expenses includes approximately $8.1 million relating to the company’s acquisition of Olimmune in June 2021 and approximately $5.1 million in milestone consideration incurred in 2021 relating to the acquisition of Bioscience Oncology in June 2020.

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

Our significant accounting policies and estimates are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report. We believe that the accounting policies are critical for fully understanding and evaluating our financial condition and results of operations.

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

As an “emerging growth company,” we also rely on exemptions from certain reporting requirements, including without limitation: (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of an initial public offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Fiscal Year Ended December 31, 2021 Versus Fiscal Year Ended December 31, 2020

The following table summarizes our results of operation for the fiscal years ended December 31, 2021 and 2020:

	Year Ended
(in Thousands)	December 31,
	2021	2020	Change	% Change
Operating Expenses:
General and Administrative	$12,611	$2,732	$9,879	361.6%
Research and Development	15,023	7,424	7,599	102.4%
Loss from Operations	(27,634)	(10,156)	(17,478)	172.1%
Other income (expense):
Interest expense	(775)	(706)	(69)	9.8%
Change in fair value of common stock warrant liability	1,456	—	1,456	100.0%
Total other income (expense), net	681	(706)	1,387	196.5%
Net Loss	$(26,953)	$(10,862)	$(16,091)	148.1%

As set forth in the is Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview (“MD&A Overview”), our net loss has materially increased for the year ended December 31, 2021 as compared to the year earlier period. Our net losses were approximately $27.0 million and $10.9 million for the fiscal years ended December 31, 2021 and 2020, respectively, an increase of approximately $16.1 million, or 148.1%. We anticipate our fiscal year net losses will continue to increase as we continue to advance our research and drug development activities and incur additional general and administrative expenses, including fees, costs and expenses relating to the Adverse Parties litigation.

Approximate financial results contained in the MD&A Overview correspond to the results in the summary table, above, as follows: “net loss of approximately $11 million” ($10.862 million); “approximately $15 million of research and development expenses” ($15.023 million); and “approximately $13 million of general and administrative expenses” ($12.611 million). As also noted in the MD&A Overview, of the approximately $15 million of research and development expenses, an aggregate of approximately $13.2 million related to the company’s acquisition of Olimmune in June 2021 and milestone consideration incurred in 2021 relating to the acquisition of Bioscience Oncology in June 2020.

Revenue

We did not have any revenue during our fiscal years ended December 31, 2021 and 2020. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

General and Administrative Expenses

As contained in the summary table above and the narrative information referenced below the table, general and administrative expenses were approximately $12.6 million for the year ended December 31, 2021 as compared to approximately $2.7 million for the year earlier period. This increase reflects, in part, being a public company for the full year in 2021 as compared to approximately two weeks in 2020. General and administrative expenses constitute our second most significant category of expenses after research and development expenses, as described below. The full year of public company-related costs in 2021 includes such expenses related to public company reporting; professional fees; compliance with corporate governance and internal controls; directors and officers liability insurance; and compensation to certain members of the Board and Board committees. Additional public company expenses in 2021 include a full year of investor relations costs, including costs associated with participation in and sponsorship of various industry conferences and travel costs associated with investor conferences and investor meetings. General and administrative expenses also increased in 2021 relating to fees and expenses for the portions of prospective and completed acquisitions and financing transactions not otherwise included in research and development expense or accounted for as offsets to offering proceeds, respectively. The company completed a follow-on public offering in February 2021, the acquisition of Olimmune in June 2021, and a private placement in November 2021. A significant component of general and administrative expenses is compensation, including stock-based compensation, and/or benefits for our operating team, which is comprised of nine members, including our employees, including pursuant to employment contracts, executive officers who provide services pursuant to a management services agreement, and key consultants pursuant to consulting or advisory agreements. Our senior management consists of the President and Chief Executive Officer of Duet, our Chairman and our Vice Chairman, who are advised by the Chairman of the Executive Committee of the Board. General and administrative expenses include six months of post-acquisition general and administrative expenses of Olimmune in 2021. As also set forth in the MD&A Overview, summary table above, and narrative information referenced below the table, we incurred substantial general and administrative expenses commencing in 2021, including an aggregate of approximately $8 million of expenses relating to the Proxy Contest, including fees, costs and expenses of corporate and securities law and litigation counsel, and various other expenses incurred in connection with the contested election, and fees and expenses relating primarily to litigation by or against the Adverse Parties, the Adverse Stockholders, and/or parties associated or acting with such Adverse Parties and Adverse Stockholders, including the Delaware Litigation, the Section 225 Action, the Derivative Complaint, and certain other pending and withdrawn actions. Additional Proxy Contest costs include fees and expenses of strategic and crisis communications and proxy solicitation. These litigation costs also include legal fees and other expenses incurred in connection with the legal advice provided to the Board and certain directors and committees thereof, including relating to discussions and negotiations relating to attempted negotiated resolutions with certain Adverse Parties and the internal review conducted by the Audit Committee in 2021. See “Item 1. Business - Litigation, Proxy Contest and Other Matters.” for additional information.

Research and Development and Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of the costs associated with our acquisition of intellectual property that is classified as in-process research and development and fees incurred under our agreements with COH, the NIH and Hebrew University, including the expenses associated with securities issued in connection with such agreements, as applicable. For the fiscal years ended December 31, 2021 and 2020, we incurred research and development expenses of approximately $15.0 million and $7.4 million, respectively, an increase of approximately $7.6 million or 102.4%. Of these amounts, approximately $12.7 million and $6.3 million were non-cash expenses incurred in connection with our acquisitions of Duet and Bioscience Oncology in 2021 and 2020, respectively.  These expenses increased primarily as a result of the costs related to our acquisition of Duet, the upfront costs under the Duet License Agreements and costs associated with the filing of the IND and preparation for the Phase 1 clinical trial for DUET-01. Expenses relating to the acquisition of Duet, the Duet license costs, and the DUET-01 IND and Phase I clinical trial were $7.0 million, $1.1 million, and $1.2 million, respectively. These new expenses were offset by an approximately $1.6 million decrease in in-process research and development costs related to our acquisition of Bioscience Oncology and DUET-01 in 2020. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the development of our drug candidates.

Other income (expense)

Other income (expense) consists of changes in the fair value of a warrant liability, as well as interest expense on our Convertible Notes. Interest expense increased by approximately by $69,000, or 9.8%, from $706,000 for the year ended December 31, 2020 to $775,000 for the year ended December 31, 2021. The increase was primarily related to the amortization of discount and accrued interest on the Convertible Notes issued between February 2020 and September 2020 totaling approximately $2.9 million. Effective July 31, 2021, the holders of the Convertible Notes converted, under the original terms of the Convertible Notes, an aggregate of approximately $3.1 million of initial principal and accrued and unpaid interest at a rate of $0.50 per W Warrant, resulting in the issuance of 6,169,771 W Warrants. The remaining outstanding principal and accrued and unpaid interest through July 31, 2021 of approximately $0.1 million was repaid in cash. Accordingly, the company has no further obligations under the Convertible Notes at December 31, 2021.

Other income related to the change in fair value of warrant liability was approximately $1.5 million for the year ended December 31, 2021. There was no income or expense related to the warrant liability in prior year. This income during the year ended December 31, 2021 is associated with the decrease of a liability related to certain warrants issued in August and September 2020 which were reclassified from equity to warrant liability on June 25, 2021. Until their reclassification into equity on July 31, 2021, we were required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculated the fair value of such warrants using a Monte Carlo daily price simulation.

Liquidity and Capital Resources

We have incurred losses since our inception and, as of December 31, 2021, we had an accumulated deficit of approximately $41.5 million. We anticipate that we will continue to incur losses for at least the next several years.

Since April 18, 2017 (inception) through December 31, 2021, we have funded our operations principally with approximately $29.1 million in gross proceeds from the sale of convertible notes, common stock, warrants and units comprised of common stock and warrants, the exercise of a portion of such warrants, and units comprised of common stock and additional investment options (“AIOs”). We had cash of approximately $4.0 million and approximately $7.9 million at March 31, 2022 and December 31, 2021, respectively.

The company is party to litigation in several matters as of the date hereof.  Litigation is highly unpredictable and the costs of litigation, including legal fees and expenses, and the possible liabilities, including monetary damages, to which the company could become subject could be significant. Any such liabilities could have a material adverse effect on the company. The company has not recorded any liability as of December 31, 2021 because a potential loss was not probable or reasonably estimable given the preliminary nature of the various proceedings.  Subsequent to December 31 2021, the company has continued to commit significant capital resources relating to ongoing litigation. The company’s existing capital resources will not be sufficient to fully implement its business plan, including the development of its drug candidates, while also continuing to be subject to or pursuing ongoing litigation. The company will require additional financing and there can be no assurance that any such financing will be available on satisfactory terms, or at all. Moreover, our ability to raise capital is currently impeded by limited availability of authorized common stock. Further, there can be no assurance that the absence of any additional financing, as necessary, will not have a material adverse effect on the company. See “Legal Proceedings”.

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

As a result, we anticipate that we will need substantial additional funding in connection with our continuing operations to fund future clinical trials and pre-clinical testing for our drug candidates, general and administrative costs and public company and other expenses, including potential indemnification obligations and legal fees (primarily related to litigation). See “Legal Proceedings” for additional information concerning such matters. We expect to finance our cash needs primarily through the sale of our debt and equity securities. However, our ability to raise capital is currently impeded by limited availability of authorized common stock. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of additional capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

●the progress, costs, results and timing of our drug candidates’ future clinical studies and future pre-clinical trials, and the clinical development of our drug candidates for other potential indications beyond their initial target indications;
●the willingness of the FDA and the EMA to accept our future drug candidate clinical trials, as well as our other completed and planned clinical and pre-clinical studies and other work, as the basis for review and approval of our drug candidates;
●the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
●the number and characteristics of drug candidates that we pursue, including our drug candidates in future pre-clinical development;
●the ability of our drug candidates to progress through clinical development successfully;
●our need to expand our research and development activities;
●the costs of litigations with Adverse Parties;
●the costs associated with securing and establishing commercialization and manufacturing capabilities;

●the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
●our ability to maintain, expand and defend the scope of our licensed intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●our need and ability to hire additional management and scientific and medical personnel;
●the effect of competing technological and market developments;
●our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●the duration and spread of the COVID-19 pandemic, and associated operational delays and disruptions and increased costs and expenses;
●the economic factors, geopolitical risks and sanctions and other terms; and
●timing and success of any collaboration, licensing or other arrangements into which we may enter in the future.

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

The company is continually monitoring the impact of the global pandemic on its business, especially since the company conducts activities in multiple locations, both in and outside of the United States. These locations are New York, New York and Los Angeles, California and Israel. At various times since the onset of the global pandemic, these locations have been severely affected by COVID-19 and, as a result, have been subject to various requirements to stay at home and self-quarantine, as well as constraints on mobility and travel, especially international travel.

While the company continues to advance its development programs, the company is also continually assessing the impact of the global pandemic on its product development efforts, including any impact on the timing and/or costs for its clinical trials, IND-enabling work, and other research and development activities. There is no certainty as to the length and severity of societal disruption caused by COVID-19. Consequently, the company does not have sufficient visibility to predict the impact of the global pandemic on its operations and overall business, including delays in the progress of its planned pre-clinical work and clinical trials, or by limiting its ability to recruit physicians or clinicians to run its clinical trials, enroll patients or conduct follow-up assessments in its clinical trials. Further, the business or operations of its strategic partners and other third parties with whom the company conducts business may also be adversely affected by the global pandemic. The company continues to monitor the impact of the global pandemic, including regularly reevaluating the timing of its research and development and clinical milestones. Until the company is able to gain greater visibility as to the impact of the global pandemic, the company intends to commit greater resources to its existing and future programs in the United States and is slowing investment in program development outside the United States.

Recent Accounting Pronouncements

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

59

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Scopus BioPharma Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Scopus BioPharma Inc. and Subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and accumulated deficit that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 2022.

Boston, MA

April 15, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Scopus BioPharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Scopus BioPharma Inc. and Subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CITRIN COOPERMAN & COMPANY, LLP

We have served as the Company's auditor from 2017 to 2021

New York, New York

March 29, 2021

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$7,942,971	$1,832,100
Prepaid expenses and other current assets	241,904	139,639
Total current assets	8,184,875	1,971,739

Property and equipment, net	2,840	2,329
Total assets	$8,187,715	$1,974,068
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$4,170,266	$1,521,565
Convertible notes payable, net	—	2,283,731
Total current liabilities	4,170,266	3,805,296

COMMITMENTS AND CONTINGENCIES (NOTE 8)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,094,264 and 14,577,597 shares issued and outstanding	21,094	14,578
Additional paid-in capital	45,538,156	14,224,000
Note receivable	—	(1,500,000)
Accumulated deficit	(41,455,148)	(14,501,739)
Accumulated other comprehensive loss	(86,653)	(68,067)
Total stockholders' equity (deficit)	4,017,449	(1,831,228)
Total liabilities and stockholders' equity (deficit)	$8,187,715	$1,974,068

See reports of independent registered accounting firms and accompanying notes to consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2021	2020
Revenues	$—	$—
Operating expenses:
General and administrative	12,611,169	2,732,060
Research and development	15,023,450	7,423,786
Total operating expenses	27,634,619	10,155,846
Loss from operations	(27,634,619)	(10,155,846)
Other income (expense):
Interest expense	(774,679)	(706,446)
Change in fair value of common stock warrant liability	1,455,889	—
Total other income (expense), net	681,210	(706,446)
Net loss	(26,953,409)	(10,862,292)
Comprehensive income (loss):
Foreign currency translation adjustment	(18,586)	(34,613)
Total comprehensive loss	$(26,971,995)	$(10,896,905)

Net loss per common share:
Basic and diluted	$(1.56)	$(0.81)

Weighted-average common shares outstanding:
Basic and diluted	17,252,391	13,362,959

See reports of independent registered accounting firms and accompanying notes to consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated	Total
	Common Stock		Additional			Other	Stockholders'
			Paid-in	Note	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Receivable	Deficit	Loss	(Deficit)
Balances as of December 31, 2020	14,577,597	$14,578	$14,224,000	$(1,500,000)	$(14,501,739)	$(68,067)	$(1,831,228)
Issuance of common stock - net of issuance costs of $1,168,900	1,150,000	1,150	9,179,950	—	—	—	9,181,100
Issuance of common stock for acquisition of in-process research and development	1,100,000	1,100	7,654,901	—	—	—	7,656,001
Issuance of common stock on achievement of research and development milestones	1,266,667	1,266	5,065,401	—	—	—	5,066,667
Conversion of convertible notes payable and accrued interest into warrants	—	—	3,084,875	—	—	—	3,084,875
Common stock warrant liability	—	—	(3,400,643)	—	—	—	(3,400,643)
Reclassification of warrant liability into equity	—	—	1,944,754	—	—	—	1,944,754
Issuance of common stock in private placement, net of offering costs of $1,131,684	3,000,000	3,000	8,615,316	—	—	—	8,618,316
Cancellation of Note Receivable related to warrants	—	—	(1,500,000)	1,500,000	—	—	—
Stock-based compensation expense	—	—	669,602	—	—	—	669,602
Foreign currency translation adjustment	—	—	—	—	—	(18,586)	(18,586)
Net loss	—	—	—	—	(26,953,409)	—	(26,953,409)
Balances as of December 31, 2021	21,094,264	$21,094	$45,538,156	$—	$(41,455,148)	$(86,653)	$4,017,449

See reports of independent registered accounting firms and accompanying notes to consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated	Total
	Common Stock		Additional			Other	Stockholders'
			Paid-in	Note	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Receivable	Deficit	Loss	(Deficit)

Balances as of December 31, 2019	12,509,024	$12,509	$3,577,533	$—	$(3,639,447)	$(33,454)	$(82,859)
Issuance of common stock - net of issuance costs of $1,451,314	575,000	575	1,710,611	—	—	—	1,711,186
Issuance of units and warrants - net of issuance costs of $4,900	21,906	22	156,608	—	—	—	156,630
Issuance of warrants with Convertible Notes - net of issuance costs of $67,287	—	—	895,992	—	—	—	895,992
Exchange of warrants for Convertible Notes	—	—	(252,000)	—	—	—	(252,000)
Issuance of common stock and warrants for acquisition of in-process research and development	1,466,667	1,467	6,344,854	—	—	—	6,346,321
Issuance of warrants for Note Receivable	—	—	1,500,000	(1,500,000)	—	—	—
Stock-based compensation expense	—	—	270,407	—	—	—	270,407
Issuance of common stock for services	5,000	5	19,995	—	—	—	20,000
Foreign currency translation adjustment	—	—	—	—	—	(34,613)	(34,613)
Net loss	—	—	—	—	(10,862,292)	—	(10,862,292)
Balances as of December 31, 2020	14,577,597	$14,578	$14,224,000	$(1,500,000)	$(14,501,739)	$(68,067)	$(1,831,228)

See reports of independent registered accounting firms and accompanying notes to consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,953,409)	$(10,862,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,500	1,440
Issuance of common stock and warrants for acquisition of in-process research and development	7,656,001	6,346,321
Common stock issued for R&D milestone	5,066,667	—
Change in fair value of common stock warrant liability	(1,455,889)	—
Stock-based compensation expense	669,602	270,407
Stock-based payment for services	—	20,000
Non-cash interest expense	749,635	549,962
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(100,307)	(35,245)
Accounts payable and accrued expenses	2,941,563	1,184,118
Net cash used in operating activities	(11,424,637)	(2,525,289)
Cash flows from investing activities:
Purchases of property and equipment	(1,999)	—
Cash flows from financing activities:
Gross proceeds from issuances of common stock in public offerings and private placements	20,100,000	3,162,500
Issuance costs related to the issuances of common stock in public offerings and private placements	(2,263,169)	(845,426)
Gross proceeds from issuance of Convertible Notes and warrants	—	2,189,105
Issuance costs related to the issuance of Convertible Notes and warrants	—	(260,074)
Gross proceeds from issuance of units and warrants	—	111,530
Issuance costs related to the issuance of units and warrants	—	(4,900)
Payment of principal on convertible notes	(104,505)	—
Payment of offering costs related to initial public offering	(175,558)	—
Net cash provided by financing activities	17,556,768	4,352,735
Effects of changes in foreign currency exchange rates on cash	(19,261)	(32,093)
Net increase in cash	6,110,871	1,795,353
Cash, beginning of period	1,832,100	36,747
Cash, end of period	$7,942,971	$1,832,100
Supplemental disclosure of cash flow information:
Non-cash financing activity:
Offering costs in accounts payable and accrued expenses	$37,415	$175,558
Convertible notes issued for offering costs and other services	—	448,730
Convertible notes issued in exchange for warrants	—	252,000
Warrants issued in lieu of cash for accounts payable	—	50,000
Warrants accounted for as warrant liability	3,400,643	—
Reclassification of warrant liability into equity	1,944,754	—
Conversion of Convertible Notes Payable and accrued interest into warrants	3,084,875	—
Cancellation of Note receivable in exchange for the contribution of warrants	1,500,000	—
Fair value of AIOs issued to placement agent	350,921	—

Cash paid during the period for:
Interest	$25,043	$470
Taxes	—	—

See reports of independent registered accounting firms and accompanying notes to consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Description of the Business

Nature of Operations

Scopus BioPharma Inc. (“Scopus” or the “Company”) and its subsidiary, Vital Spark, Inc. (“VSI”), are headquartered in New York. Its other subsidiaries, Duet BioTherapeutics, Inc. (“Duet”) (formerly Olimmune Inc.) and Scopus BioPharma Israel Ltd. (“SBI”), are headquartered in Los Angeles, California and Jerusalem, Israel, respectively. Scopus, VSI, Duet, and SBI are collectively referred to as the “Company.” The Company is a clinical-stage biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical needs.

Going Concern

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40) requires management to assess an entity’s ability to continue as a going concern for at least one year from the date the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

The Company is an early-stage company and has not generated revenues to date. As such, the Company is subject to all of the risks associated with early-stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities which have been funded from the issuance of convertible notes, common stock, warrants and additional investment options (“AIOs”) (sees Notes 3, 6 and 9). The Company does not expect to generate positive cash flows from operating activities in the near future, if at all, until such time it completes the development of its drug candidates, including obtaining regulatory approvals, and anticipates incurring operating losses for the foreseeable future.

The Company incurred net losses of $26,953,409 and $10,862,292 in the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of $41,455,148 as of December 31, 2021. The Company’s net cash used in operating activities was $11,424,637 for the year ended December 31, 2021. Further, while the Company has raised significant cash proceeds from public offerings and private placements (see Note 3), the Company still has significant obligations related to certain research and development acquisitions (see Note 4) and agreements (see Note 7), and operating expenses.

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

This evaluation is further impacted by an ongoing pandemic related to the COVID-19 coronavirus. While the extent of its impacts depends largely on the spread and duration of the outbreak, the pandemic has and may still result in disruptions to capital raises, employees, and vendors which has and could still result in negative impacts to operational and financial results.

Accordingly, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the accounts of Scopus and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated upon consolidation.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

The functional currency of Scopus, VSI and Duet is the US Dollar, and the functional currency of SBI is the Israeli New Shekel. All assets and liabilities of SBI are translated at the current exchange rate as of the end of the period and the related translation adjustments are recorded as a separate component of accumulated other comprehensive loss. Revenue and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from, or expected to result from, transactions denominated in a currency other than the functional currency are recognized in “General and administrative” expenses in the consolidated statements of comprehensive loss.

Comprehensive Loss

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustment losses of $86,653 and $68,067, as of December 31, 2021 and 2020, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include those related to the fair value of warrants and AIOs (see Note 3), acquired in-process research and development (“IPR&D”) assets, stock-based compensation, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets, and probability of meeting certain milestones when estimating accrued expenses. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

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

Depreciation expense for the years ended December 31, 2021 and 2020 was $1,500 and $1,440, respectively.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs which includes the cost of patent licenses, contract research services, laboratory supplies, acquired in-process research and development, as well as development and manufacture of preclinical compounds and consumables for clinical trials and pre-clinical testing.

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

As of December 31, 2021 and 2020, the carrying amounts of the Company’s cash, accounts payable and accrued expenses, and convertible notes payable approximate their respective fair value due to the short-term nature of these instruments.

The common stock warrant liability (see Note 9) was recorded at fair value on a recurring basis and was considered a Level 3 liability until its reclassification into equity during the year ended December 31, 2021.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis (see Note 9).

Common Stock
Warrant Liability
Balance at December 31, 2020	$—
Reclassification of warrants into liabilities (see Note 9)	3,400,643
Change in fair value of common stock warrant liability	(1,455,889)
Reclassification of warrant liability into equity (see Note 9)	(1,944,754)
Balance at December 31, 2021	$—

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2021 and 2020.

Income Taxes

Income taxes are accounted for under the asset and liability method, as required by FASB ASC Topic 740, Income Taxes (“Topic 740”). The Company provides for foreign, federal, and state income taxes currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as for tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income In the years in which those temporary differences are expected to be recovered or settled.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The Company, VSI and Duet file a consolidated U.S. federal and combined New York State and New York City income tax return, and SBI files a foreign income tax return with the Israel Tax Authority.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. There were no uncertain tax positions as of December 31, 2021 and 2020.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with Accounting Standard Codification Topic 718, Compensation—Stock Compensation (“Topic 718”). Under Topic 718, the Company measures, and records compensation expense related to share-based payment awards (to employees and non-employees) based on the grant date fair value using the Black-Scholes option pricing model. Forfeitures are recognized when they occur. The Company calculates the fair value of options granted using the Black-Scholes option-pricing model using the following assumptions:

Expected Volatility – Due to the lack of substantial company-specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar public companies. When selecting these companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company will continue to apply this process until sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

Net Loss Per Share

Basic net loss per common share attributable to common shareholders is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the relevant period. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as dilutive net loss per share as the inclusion of the weighted-average number of all potential dilutive common shares, which consist of convertible debt, stock options, warrants and AIOs, would be anti-dilutive.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Year Ended December 31,
	2021	2020
Warrants	21,820,657	11,888,651
Convertible Notes (if converted)	7,245,288	6,415,683
Stock options	1,139,664	626,633
Additional Investment Options (AIOs)	335,753	—
Contingent consideration in common stock	1,794,155	1,425,865
Total	32,335,517	20,356,832

Recent Accounting Pronouncements

The Company, as an emerging growth company, has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards, which allows us to defer adoption of certain accounting standards until those standards would otherwise apply to private companies unless otherwise noted.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or are expected to have an immaterial impact on the consolidated financial statements when adopted.

3.Equity offerings

On December 18, 2020, the Company completed an IPO of 575,000 shares of its common stock at a public offering price of $5.50 per share for aggregate gross proceeds, including the Company’s underwriters’ exercise, in full, of their over-allotment option, for a total of $3,162,500. The Company received aggregate net proceeds of $1,711,186 after deducting offering costs of $1,451,314. The Company’s common stock is listed on The Nasdaq Global Market under the symbol “SCPS”. In connection with the Company’s IPO, the Company granted an option to purchase 57,500 shares of the Company’s common stock to the underwriter.

On February 10, 2021, the Company completed a follow-on public offering of 1,150,000 shares, including the Company’s underwriters’ exercise in full of their over-allotment option, of its common stock at a public offering price of $9.00 per share, for aggregate gross proceeds of $10,350,000. The Company received aggregate net proceeds of $9,181,100 after deducting offering costs of $1,168,900 related to the follow-on public offering.  The offering costs were recognized as a reduction of the proceeds of the Company’s follow-on public offering. In addition, in connection with the Company’s follow-on public offering, the Company granted options to purchase 115,000 shares of the Company’s common stock to the underwriter. These options have a weighted average exercise price of $11.25 and a grant date weighted average fair value of $6.55 per option.

On November 21, 2021, the Company entered into securities purchase agreements with certain institutional investors, pursuant to which the Company issued, in a private placement offering (the “Private Placement”), 3,000,000 shares of common stock, Series A Additional Investment Options (the “Series A AIOs”) to purchase 1,500,000 shares of Common Stock and Series B Additional Investment Options (the “Series B AIOs,” together with the Series A AIOs, the “AIOs”) to purchase 1,500,000 shares of Common Stock, at a purchase price of $3.25 per share and associated AIOs. At the closing on November 23, 2021, the Company received gross proceeds of $9,750,000 and incurred approximately $1,482,600 in offering costs, of which $1,131,700 was paid in cash and $350,900 relating to the fair value of the Placement Agent AIOs (discussed below).

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A AIOs are exercisable immediately and have a term of five years starting on January 18, 2022 (see the amendment disclosure below) and have an exercise price of $3.125 per share. The Series B AIOs are exercisable upon effectiveness of that certain Registration Statement on Form S-3 (File No 333-261991), which was declared effective by the SEC on January 18, 2022, and have a term of five years starting on January 18, 2022 and have an exercise price of $3.125 per share.

In conjunction with the Private Placement, the Company issued to the placement agent the AIOs (the “Placement Agent AIOs”) to purchase up to 225,000 shares of common stock. The Placement Agent AIOs have an exercise price equal to $4.0625, or 125% of the offering price per Share and associated AIOs with a term of five years following January 18, 2022.

On January 14, 2022, the Company entered into amendments to the purchase agreements and registration rights agreements with the investors in the Private Placement, pursuant to which the parties (i) agreed to remove the requirement that the Company hold a shareholder meeting to increase the amount of authorized common stock in the Company’s Certificate of Incorporation and (ii) agreed to have the Series B AIOs be immediately exercisable upon effectiveness of that certain Registration Statement of Form S-3 (File No 333-261991), which was declared effective by the SEC on January 18, 2022, (the “Effectiveness Date”). In addition, the Placement Agent AIOs issued in connection with the Private Placement also become immediately exercisable upon the Effectiveness Date and the restriction on the Company conducting subsequent equity sales for a period of 60 days contained in the original purchase agreements shall run from the Effectiveness Date.

The total fair value of the Placement Agent AIOs was $350,900 at the issuance date. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model based on the following assumptions:

Risk-free interest rate	1.33%
Expected life	5 years
Dividend yield	0%
Volatility	80%

4.Acquisitions

On June 25, 2021, the Company completed the acquisition of Duet, a developer of oligonucleotide immunotherapies for the treatment of multiple cancers. Duet owned the exclusive right to negotiate two license agreements with City of Hope (“COH”), which were executed concurrently with the closing of the acquisition, relating to Duet’s drug candidates, CpG-STAT3ASO and CpG-STAT3decoy(see Note 7). The transaction was accounted for as an asset acquisition as the purchase primarily related to a single asset.

The aggregate upfront expense, including the upfront license fees paid to COH, totaled approximately $8.1 million, consisting of approximately $0.4 million payable in cash and the issuance of approximately $7.7 million of common stock. Pursuant to asset acquisition accounting, acquired IPR&D with no alternative future use is expensed at acquisition. Accordingly, the $8.1 million was recognized in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss for the year ended December 31, 2021.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 10, 2020, pursuant to a stock exchange agreement, the Company completed the acquisition of Bioscience Oncology Pty. Ltd. (“Bioscience Oncology”), a pre-clinical biopharmaceutical company which held a single asset, the exclusive right to negotiate a license agreement for CpG-STAT3siRNA with COH (see Note 7). The transaction was accounted for as an asset acquisition as the purchase primarily related to a single asset. The aggregate upfront expense, including the upfront license fees paid to COH, totaled approximately $7.2 million, composed of approximately $0.9 million, which was paid in cash, and the issuance of approximately $5.9 million and $0.5 million of common stock and warrants, respectively. Pursuant to asset acquisition accounting, acquired IPR&D with no alternative future use is expensed at acquisition. Accordingly, this amount was recognized in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss during the year ended December 31, 2020. Under the terms of the agreement, the previous shareholders of Bioscience Oncology were eligible to receive additional contingent consideration of up to approximately 2.5 million shares of common stock upon the achievement of specified milestones, which is to be recognized when it is determined the corresponding milestone is probable to be achieved. During the year ended December 31, 2021, the previous shareholders of Bioscience Oncology were issued approximately 1.3 million shares of common stock upon achievement of a specified milestone. The fair value of the shares as of the acquisition date totaling approximately $5.1 million was recognized in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss during the year ended December 31, 2021. As of December 31, 2021, the previous stockholders of Bioscience Oncology remain eligible to receive additional contingent consideration of approximately 1.3 million shares of common stock (the “Contingent Common Stock”) upon achievement of a second specified milestone (see Notes 7 and 9).

5.Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of:

	December 31,
	2021	2020
Professional fees	$3,298,218	$659,446
Research and development expenses	557,390	305,870
Management service fees and expenses	198,530	308,246
Convertible Notes interest payable	—	156,014
Other accounts payable and accrued expenses	116,128	91,989
Total accounts payable and accrued expenses	$4,170,266	$1,521,565

6.Debt

In April 2020, the Company issued convertible promissory notes (“Convertible Notes”) with Series W Warrants (the “W Warrants”) in an initial principal amount of up to $3,000,000 (“Convertible Notes Private Placement”).The Convertible Notes had an annual interest rate of 10% and a scheduled maturity on the earlier of July 31, 2021 or a change of control of the Company (the “Maturity Date”).

For each $1.00 of initial principal, the purchaser also received one W Warrant. Prior to the Maturity Date, the holder could elect to convert each $1.00 of initial principal amount of Convertible Notes plus accrued and unpaid interest into W Warrants at a conversion price of $0.50 per W Warrant.

Between June 2020 and September 2020, the Company issued an aggregate initial principal amount of $2,001,605 of Convertible Notes as part of the Convertible Notes Private Placement for net cash proceeds of $1,741,531 after issuance costs of $260,074, of which $192,787 was recognized as deferred financing costs and the remaining $67,287 as a reduction of the proceeds allocated to the attached W Warrants.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Between February 2020 and June 2020, the Company issued Convertible Notes on identical terms to those issued in the Convertible Notes Private Placement to HCFP/Portfolio Services LLC (“Portfolio Services”) (see Note 9), investors and vendors, on a direct basis, in an aggregate initial principal amount of $636,230 for $187,500 in cash, with the balance as consideration for legal and management services rendered and payable (the “Company Direct Offering”).

Holders of W Warrants purchased in December 2019 and January 2020 were provided the option to surrender two W Warrants for the purchase of $1.00 of initial principal amount of Convertible Notes. On September 28, 2020, all holders of W Warrants purchased in December 2019 and January 2020 elected to surrender all of their W Warrants and, accordingly, the Company issued an aggregate principal amount of $252,000 of Convertible Notes in exchange for 504,000 surrendered W Warrants of equivalent fair market value.

Effective July 31, 2021, the holders of the Convertible Notes converted, under the original terms of the Convertible Notes, an aggregate of $3,084,875 of initial principal and accrued and unpaid interest at a rate of $0.50 per W Warrant, resulting in the issuance of 6,169,771 W Warrants. The remaining outstanding principal and accrued and unpaid interest through July 31, 2021 of $129,548 was repaid in cash. Accordingly, the Company has no further obligations under the Convertible Notes at December 31, 2021.

As of their issuance dates, the Convertible Notes principal amount of $2,889,835, reduced for issuance costs of $260,074, was allocated to the Convertible Notes and W Warrants, based on their respective relative fair value, resulting in an allocation of $1,733,769 and $895,992 to the Convertible Notes and W Warrants, respectively. The resulting difference between the principal amount and the amount allocated to Convertible Notes of $1,156,066 was recognized as debt discount, which was amortized as interest expense over the term of the Convertible Notes. The net amount allocated to the W Warrants was recognized as an increase to “Additional paid-in capital” in the accompanying consolidated statements of stockholders’ equity (deficit) under the caption “Issuance of warrants with Convertible Notes – net of issuance costs of $67,287.”

Balances related to the Convertible Notes included the following as of:

	December 31,
	2021	2020
Convertible Notes principal amount	$—	$2,889,835
Unamortized discount	—	(508,622)
Deferred financing costs	—	(97,482)
Convertible Notes payable, net	$—	$2,283,731

Interest expense for the years ended December 31, 2021 and 2020 totaled $774,679 and $705,976, respectively. For the years ended December 31, 2021 and 2020, interest expense includes $168,575 and $156,014, respectively, of accrued expense and $606,104 and $549,962, respectively, of debt discount and amortization of deferred financing costs.

7.Research and Development Agreements

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent fee reimbursement under the Patent license agreement was $20,067 and $26,720 for the years ended December 31, 2021 and 2020, respectively. These costs are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

Pursuant to the terms of the Patent License Agreement, VSI is required to make minimum annual royalty payments on January 1 of each calendar year, which shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. For the years ended December 31, 2021 and 2020, $25,000 minimum royalty payment was recognized in each period in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. Through December 31, 2021, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through December 31, 2021, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through December 31, 2021, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

Cooperative Research and Development Agreement

Effective January 11, 2018, VSI signed a two-year Cooperative Research and Development Agreement (the “CRADA Agreement”) with the NIH for preclinical testing relating to the Patent License Agreement described above.

As of December 31, 2021 and 2020, $55,870 is included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets. Total expenses incurred in connection with the CRADA Agreement for the years ended December 31, 2021 and 2020 amounted to $0 and $31,039, respectively. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

Memorandums of Understanding

Effective July 28, 2018, SBI entered into two Memorandums of Understanding (“MOUs”) with Yissum Research Development Company (“Yissum”) of the Hebrew University of Jerusalem Ltd. (“Hebrew University”). Research under the Yissum MOUs was completed in December 2019 and March 2020, respectively, resulting in the license agreements below.

The fees incurred in connection with these MOU’s for the years ended December 31, 2021 and 2020 amounted to $0 and $29,768, respectively. These fees are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of CBD with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company will be obligated to make payments upon the achievement of certain clinical development and product approval milestones. From March 5, 2019 through December 31, 2021, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements. Further, none of the milestones in the agreement have been reached and therefore as of December 31, 2021, there is no obligation to make any milestone payments.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached and therefore as of December 31, 2021 there is no obligation to make any milestone payments.

CpG-STAT3siRNA (DUET-01) Agreements

In June 2020, the Company entered into an exclusive, worldwide license agreement with COH relating to CpG-STAT3siRNA (the “siRNA Exclusive License Agreement”). In addition to the siRNA Exclusive License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with COH relating to CpG-STAT3siRNA. The Company obtained the right to negotiate the siRNA Exclusive License Agreement with COH as part of the Bioscience Oncology acquisition in June 2020. The Company incurred the license maintenance fees in relation to the CpG-siRNA Exclusive License Agreement of $51,387 and $0 during the years ended December 31, 2021 and 2020, respectively. Under the terms of the siRNA Exclusive License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the siRNA Exclusive License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the siRNA Exclusive License Agreement have been reached and therefore as of December 31, 2021, there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at COH for two years in accordance with a predetermined funding schedule. Total expenses incurred in connection with the SRA were $250,000 and $138,889 for the years ended December 31, 2021 and 2020, respectively. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

In March 2021, the Company paid to COH approximately $1.2 million relating to the clinical lot manufacturing and IND preparation costs for CpG-STAT3siRNA and agreed to pay $10,000 per month to COH for certain project management and regulatory services relating to the preparation of the IND for CpG-STAT3siRNA until such IND was filed with the FDA, which occurred in April 2021. Further, the Company incurred costs of approximately $333,807 during the year ended December 31, 2021, respectively, pursuant to a clinical research support agreement (the “CRSA) relating to the Phase 1 clinical trial for CpG-STAT3siRNA to be conducted at COH. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

In May 2021, the Company received United States Food and Drug Administration (“FDA”) approval of its IND application related to CpG-STAT3siRNA. Pursuant to the terms of the Bioscience Oncology acquisition, this approval satisfied a milestone that resulted in the issuance of approximately 1.3 million common shares of contingent consideration to the previous shareholders of Bioscience Oncology in June 2021, totaling approximately $5.1 million based upon a value of $4.00 per share determined at the time of acquisition. The consideration was included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duet (DUET-02 and DUET-03) License Agreements

On June 25, 2021, the Company entered into two exclusive, worldwide license agreements with COH relating to Duet’s drug candidates. The Company obtained the rights to negotiate the CpG-STAT3ASO Patent Rights License Agreement and the CpG-STAT3decoy Patent Rights License Agreement (together, the “Duet License Agreements”) with COH as part of the Duet acquisition in June 2021 (see Note 4). Under the terms of the Duet License Agreements, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the Duet License Agreements, including net sales generated from sub-licensees. The Company incurred upfront license fees of $335,622 in connection with the Duet License Agreements, of which $181,436 was included in accrued expenses at December 31, 2021. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $6,750,000 for each license, or $13,500,000 in the aggregate. None of the milestones in the Duet License Agreements have been reached and therefore, as of December 31, 2021, there is no obligation to make any milestone payments.

8.Commitments and Contingencies

Research and Development Agreements

The Company has entered into various research and development agreements which require the Company to provide certain funding and support. See Note 7 for further information regarding these agreements.

Legal Proceedings

The company is involved in litigation initiated by or against current and former officers and/or directors and certain of the family members of such persons (the “Adverse Parties”). The Adverse Parties are primarily Morris Laster and certain of his family members (“Laster”), Ashish P. Sanghrajka (“Sanghrajka”) and/or Paul Hopper (“Hopper”). Laster is a former officer and director of the company and Sanghrajka is a former officer of the company. Sanghrajka and Hopper are current members of the company’s Board.

In April 2021, Laster initiated litigation against the Company in the Delaware Court of Chancery (the “Chancery Court”) relating to ownership and transferability of shares of the Company’s common stock (the “Delaware Litigation”). Pursuant to a stipulation approved by the Chancery Court in the Delaware Litigation, the parties agreed to, among other things, an expedited timeline for resolving the Delaware Litigation with a trial intended to be held in December 2021. Such stipulation also provided for adjournments or postponements of the Company’s 2021 Annual Meeting, such that the Annual Meeting would be held and the vote on the items of business to be considered at the Annual Meeting would take place during a specified time after a decision on the merits by the Chancery Court or a final settlement between the parties. Pursuant to additional proceedings in the Chancery Court, the Company became subject to further expedition for document production. The Company’s inability to meet such production deadlines, among other things, resulted in the Company being sanctioned by the Chancery Court. Laster made several motions relating to such sanctions, including seeking to recover lawyers’ fees. Commencing in January 2022, the Chancery Court, by subsequent hearings and court orders, specified the categories and amounts of legal fees which would be reimbursable. The precise reimbursable amount is not yet finalized and remains subject to a court order, which we anticipate will be finalized in Q2 2022. In an attempt to mitigate the dispute, reduce the ongoing expenses and disruption of expedition, and limit exposure under sanctions, the Company has taken steps in an effort to resolve the Delaware Litigation, including facilitating the transfer by the then-record owner to Laster of record ownership of the 3,500,000 shares of common stock and facilitating the delivery of an irrevocable proxy by the then-record owner to Laster to vote such shares.  The Delaware Litigation remains in discovery with a trial date scheduled for early June 2022.

In July 2021, the Company reported that it had terminated the employment of Sanghrajka, the Company’s former president, in accordance with the terms of his employment agreement. The Company also reported that the Audit Committee had conducted an internal review and, as a result of such review, the Executive Committee and Audit Committee requested the resignations of Sanghrajka and Hopper from the Board. In August 2021, Sanghrajka filed a lawsuit against the Company and several other parties

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

alleging, among other things, that he was wrongfully terminated by the Company. The Company believes Sanghrajka’s lawsuit is without merit. The Company filed a lawsuit, subsequently withdrawn, against Sanghrajka and Hopper and an affiliate of Hopper alleging, among other things, fraud and breaches of fiduciary duty and contractual obligations owed to the Company in connection with Hopper’s sale of Bioscience Oncology to the Company, and for declaratory judgment that Sanghrajka and Hopper are not entitled to indemnification or advancement of expenses. In response to the lawsuit filed by the Company, counsel for Sanghrajka and Hopper sent a letter to the Company demanding indemnification and advancement of expenses relating to the Company’s lawsuit against them. In October 2021, the Company received a letter from counsel in Australia for Hopper claiming, among other things, that the Company made defamatory statements about Hopper in certain of its SEC filings, including in the filing disclosing the request for Hopper to resign. The Company believes that Hopper’s claims are without merit.

On October 26, 2021, the Adverse Parties filed the Derivative Complaint, purportedly on behalf of the Company, against all of the other members of the Company’s Board, excluding Sanghrajka and Hopper, and certain of their affiliates in the Chancery Court. The Derivative Complaint set forth various assertions and allegations against the Executive Committee Directors and Independent Directors. On November 12, 2021, the Company filed a motion to dismiss the Derivative Complaint. On March 11, 2022, the Chancery Court dismissed the Derivative Complaint.

On December 16, 2021, HCFP/Capital Partners VIB LLC (“VIB”) filed a Motion to Intervene and attached its Complaint in Intervention, which alleges, among other things, that although Laster claims to have acquired 6,000,000 shares of the Company’s common stock in June 2017, Laster never owned or acquired those shares because he did not sign or agree to VIB’s operating agreement, which is the only way he could have obtained such shares.  On January 3, 2022, the Executive Committee Directors filed a Verified Complaint pursuant to Section 225 of the Delaware General Corporation Law challenging the results of the Annual Meeting, on the basis that, among other things, (i) Laster improperly voted 6,000,000 shares of the Company’s common stock at the Annual Meeting because Laster does not own such shares over which Laster improperly and incorrectly claimed ownership, and (ii) Laster would have not succeeded at the Annual Meeting but for the fact they improperly voted such shares given that an overwhelming majority (of more than 90%) of unaffiliated stockholders’ votes were in favor of the incumbent directors.

Litigation is highly unpredictable and the costs of litigation, including legal fees, costs and expenses, could be significant. Given the inherent uncertainties, the Company may become subject to liabilities, including monetary damages. Any such liabilities could have a material adverse impact on the Company’s business, financial position, results of operations and cash flows.

9.Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time-to-time by the Company’s board of directors. Authority is expressly vested in the board of directors to authorize the issuance of one or more series of preferred stock. All 20,000,000 shares remained unissued as of December 31, 2021.

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

Warrants

On February 4, 2020, the Company offered up to 200,000 Series A units at a price of $5.00 per unit (the “A Units”). The Company issued 21,906 of the A Units during the year ended December 31, 2020. Each A Unit consists of one share of the Company’s common stock and two W Warrants. Each W Warrant is exercisable for one Series B Unit (“B Unit”). Each B Unit consists of one share of common stock and one Series Z Warrant (“Z Warrant”). Each Z Warrant is exercisable for one share of common stock. The exercise price of the W Warrant is $4.00, and the exercise price of the Z Warrant is $5.00. The W Warrants became exercisable on October 1, 2021 and the Z Warrants will become exercisable on July 1, 2022, respectively. The W Warrants and Z Warrants expire on September 30, 2026 and June 30, 2027, respectively, unless previously exercised.

On June 5, 2020, the Company issued to HCFP/Capital Partners 18-B-2 LLC (“CP18B2”) 3,000,000 W Warrants in exchange for consideration of a $1.5 million contingent promissory note (“Note Receivable”). The Note Receivable accrued interest at a rate of 1% per annum. Payment of this Note Receivable was contingent on exercise or sale of the W Warrants prior to their expiration. If the W Warrants had not been sold or exercised prior to their expiration by CP18B2, no payment of principal and interest of the Note Receivable would be required.

On July 31, 2021, the Company issued 6,169,771 W Warrants in connection with the conversion of the Convertible Notes (Note 6).

In connection with and to enable the closing of the Private Placement, the Company entered into a Warrant Contribution Agreement with CP18B2 pursuant to which CP18B2 contributed 3,000,000 W Warrants back to the Company in exchange for cancellation of the Note Receivable, including the interest.

During the year ended December 31, 2021, no warrants were exercised. During the year ended December 31, 2021, 3,000,000 W Warrants were contributed back to the Company and subsequently cancelled as discussed above and 200,000 warrants granted under the MOUs with Yissum were forfeited due to certain contingent events not having occurred prior to the expiration of specified time periods. As of December 31, 2021, 11,854,209 warrants were outstanding and exercisable at a weighted-average exercise price of $3.95. As of December 31, 2021, the remaining weighted-average contractual term of the outstanding warrants was 4.73 years.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrant Liability

At June 25, 2021, the sum of (i) the Company’s number of shares of common stock outstanding as of June 25, 2021, (ii) the total number of shares of common stock not yet issued or issuable pursuant to derivative securities and (iii) the number of shares of Contingent Common Stock, exceeded the number of authorized shares. Pursuant to ASC Topic 815, Derivatives and Hedging (“ASC 815”), the number of shares of common stock calculated as being in excess of the number of authorized shares should be classified as a liability and revalued at the end of each reporting period, as applicable. As a result, at June 25, 2021, the Company reclassified from additional paid-in capital to common stock warrant liability a total of 356,836 W Warrants at a fair value of $3,400,643.

As of July 31, 2021, after giving effect to the conversion and repayment of the Convertible Notes on the Maturity Date and giving pro forma effect to the exercise of all derivative securities, including W Warrants, Z Warrants (which had not yet become issuable) and all other warrants and stock options (including stock options which had not yet vested), net of forfeiture of 300,000 stock options, the aggregate number of fully-diluted shares of common stock would have been fewer than the number of authorized shares. On the Maturity Date of the Convertible Notes, initial principal and accrued and unpaid interest of $3,084,875 and $129,548 was converted into 6,169,771 W Warrants and repaid in cash, respectively. None of the W Warrants issued upon conversion of the Convertible Notes were exercisable. At that date, the Company reclassified the fair value of the warrant liability of $1,944,754 into the additional paid-in capital. The change in fair value of the common stock warrant liability of $1,455,889 between June 25, 2021 and July 31, 2021 is reflected in “Change in fair value of common stock warrant liability” in the accompanying consolidated statements of comprehensive loss.

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

AIOs

During the year ended December 31, 2021, no AIOs or Placement Agent AIOs (see Note 3) were exercised or forfeited. As of December 31, 2021, an aggregate of 3,225,000 AIOs and Placement Agent AIOs were outstanding at a weighted-average exercise price of $3.19. As of December 31, 2021, the remaining contractual term of the outstanding AIOs was 4.9 years.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.Stock Options

Effective September 24, 2018, the Company approved the Scopus BioPharma Inc. 2018 Equity Incentive Plan (the “Plan”), and reserved 1,000,000 shares of the Company’s common stock, such amount subsequently being increased to 2,400,000 shares, for issuance under the Plan. As of December 31, 2021, there were 1,600,000 shares available for issuance under the Plan. The stock options shall be granted at an exercise price per share equal to at least the fair market value of the shares of common stock on the date of grant and generally vest over a three-year period.

The assumptions used to calculate the fair value of stock options granted during the year ended December 31, 2021 are as follows:

	Years Ended December 31,
	2021	2020
Price of underlying common stock	$9.97 - $10.61	$5.50
Expected dividend rate	0.0%	0.0%
Expected term (years)	5.0	3.5 - 5.0
Weighted-average expected stock price volatility	80.5% - 80.7%	80.0%
Risk-free interest rate	0.4% - 0.5%	0.37%

Stock option activity is summarized as follows for the years ended December 31, 2021:

			Weighted-average
		Weighted-average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at December 31, 2020	1,257,500	$4.16	6.57
Granted	115,000	11.25	—
Exercised	—	—	—
Forfeited	(400,000)	3.63	—
Outstanding at December 31, 2021	972,500	$5.22	4.94
Vested and exercisable at December 31, 2021	622,222	$5.16	5.35
Unvested at December 31, 2021	350,278	$5.33	4.21

Included in the table above are 172,500 options issued to the underwriters outside of the Plan in connection with the Company’s public offerings (see Note 3).

Stock-based compensation associated with vesting options was $669,602 and $270,407 for the years ended December 31, 2021 and 2020, respectively. This cost is included in “General and administrative” expenses in the accompanying consolidated statements of comprehensive loss. As of December 31, 2021 total unrecognized stock-based compensation expense was $650,716 and is expected to be recognized over the remaining weighted-average contractual vesting term of 1.9 years. The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $6.55 and $3.09, respectively.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.Related Party Transactions

The Company has a management services agreement, as amended, with Portfolio Services, an affiliated entity, to provide management services to the Company including, without limitation, financial and accounting resources, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers and other services as agreed upon between the parties. The Company pays Portfolio Services a monthly management services fee plus related expense reimbursement and provision of office space and facilities. The monthly management services fee is $50,000 effective July 1, 2020. The monthly facilities fee is $3,000 effective May 1, 2019. For the years ended December 31, 2021 and 2020, the Company incurred expenses of $636,000 and $576,000, respectively, related to this management services agreement. The costs are included in “General and administrative” expenses in the accompanying consolidated statements of comprehensive loss. Amounts payable to Portfolio Services as of December 31, 2021 and 2020 were $0 and $109,000, respectively, and are included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

Pursuant to a management services agreement with Clil Medical Ltd. (“Clil”), an affiliate of a co-founder and former director of the Company, such individual was obligated to provide executive and other management services to the Company. This management services agreement was terminated in June 2020 and, concurrently, such individual resigned as a director of the Company, but continued to serve in various other capacities for the Company and its subsidiaries. Subsequently, such individual submitted resignations to the Company and its subsidiaries. The Company and such individual do not agree on various matters, including obligations under the applicable management services agreement, both prior and subsequent to its termination. The amounts for the services provided through the termination date were fully accrued for as of December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, the Company incurred expenses of $0 and $128,333, respectively, related to this management services agreement. These costs are included in “General and administrative” expenses in the accompanying consolidated statements of comprehensive loss. As of December 31, 2021 and 2020, the total amount due to Clil was $198,530, and is included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

In January, February and May 2020, HCFP/Direct Investments LLC (“Direct Investments”) advanced a total of $61,662 to the Company, which were subsequently repaid in April and July 2020 in full, including $470 in interest.

In April 2020, one of the Company’s directors invested $7,500 in the Convertible Notes issued as part of the Company Direct Offering.

During the year ended December 31, 2020, Portfolio Services agreed to defer some of the Company’s payment obligations pursuant to the Portfolio Services management services agreement in the aggregate amount of $200,000. In June 2020, these deferred payments under the Portfolio Services management services agreement were exchanged into an equal $200,000 principal amount of the Company’s Convertible Notes on the same terms of unaffiliated investors (see Note 5).

In June 2020, the Company issued to CP18B2, an affiliated entity, 3,000,000 W Warrants in exchange for consideration of a contingent Note Receivable. These W Warrants were contributed back to the Company in connection with and to enable the Private Placement in November 2021 in exchange for the cancelation of the Note Receivable (see Note 9).

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 26, 2021, the Board approved an indemnification agreement (the “Indemnification Agreement”), pursuant to which the Company has agreed to indemnify each of the Executive Committee Directors, the employees of HCFP, and certain affiliates and related entities (collectively, the “Indemnified Parties”) from and against any losses, claims, damages or liabilities, including reasonable attorney’s fees, suffered or incurred by the Indemnified Parties in connection with any disputes, litigation or threatened litigation (whether existing prior to or commencing after the date of the Indemnification Agreement) involving certain current or former executives and directors of the Company and arising or resulting from any Indemnified Party’s affiliation or involvement with the Company, including in connection with the provision of additional services beyond those initially contemplated under the Portfolio Services management services agreement. The Indemnification Agreement also provides that the Company will advance expenses to any Indemnified Party, including legal fees, incurred by such Indemnified Party in connection with any litigation or proceeding to which such Indemnified Party is entitled to indemnification under the Indemnification Agreement. The Company incurred approximately $462,929 in legal fees in connection with this Indemnification Agreement for the year ended December 31, 2021.

Related party amounts included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets were as follows:

	December 31,	December 31,
	2021	2020
HCFP/Portfolio Services, LLC	$—	$109,640
Clil Medical Ltd.	198,530	198,530
HCFP LLC	—	76
Total	$198,530	$308,246

12.Income Taxes

The components of the income tax benefit are as follows:

	For the year ended December 31,
	2021	2020
Current:
Federal, State, Foreign	$5,996	$352
Deferred:
Federal	3,423,844	1,002,280
State	2,232,443	731,242
Foreign	13,061	37,875
Total deferred taxes	5,669,348	1,771,397

Valuation allowance	(5,669,348)	(1,771,397)

Net deferred taxes	$—	$—

The reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2021 and 2020 is as follows:

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
	2021	2020
Statutory Federal Tax	$(5,660,216)	$(2,281,032)
Meals and entertainment	—	103
Stock-based compensation	13,902	9,268
In-process R&D	2,533,426	1,278,844
Change in warrant liability	(305,737)	—
State and local taxes	(2,232,443)	(731,242)
Foreign taxes	(8,634)	(29,489)
Other	(9,646)	(17,849)
Change in valuation allowance	5,669,348	1,771,397
Effective Tax Rate	$—	$—

Deferred tax assets and liabilities consist of the following:

	December 31
	2021	2020
Deferred Tax Assets:
Start-up costs	$28,700	$31,244
Patents	419,756	443,456
Non-qualified stock options	370,532	161,016
Net operating losses	7,645,253	2,170,279
OCI – Unrealized foreign exchange loss	30,040	23,548
Foreign research costs	2,522	23,218
Interest expense	6,832	12,260
Foreign net operating loss	126,730	95,652
Fixed Assets	—	168
Total deferred tax assets	$8,630,365	$2,960,841
Deferred tax liabilities:
Fixed assets	(176)	—
Total Deferred Tax Liabilities	(176)	—
Valuation allowance	(8,630,189)	(2,960,841)
Net Deferred Tax Assets	—	—

The Company has available approximately $11,000 of U.S. net operating loss carryovers which expire by 2037, and $22,050,000 and $551,000 of Federal US and foreign net operating losses carryovers, respectively, with indefinite lives. In addition, the Company has available approximately $22,050,000 of state net operating loss carryovers that begin to expire in 2037. ASC 740 requires a “more likely than not” criterion be applied when evaluating the realization of a deferred tax asset. Management does not expect that it is more likely than not that the Company will generate sufficient taxable income in future years to utilize the deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against the deferred tax assets.

As of December 31, 2021, the fiscal tax years 2018 through 2020 remain open to examination by the Internal

Revenue Service. There are currently no federal tax examinations in progress.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the provisions of Section 382 of the Internal Revenue Code, net operating loss and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the Internal Revenue Code. The prior year IPO and future owner or equity shifts could result in limitations on net operating loss and credit carryforwards. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect of the change in control, if any, on the Company’s ability to utilize net operating loss carryforwards.

13.Subsequent Events

Other than what is disclosed below, or elsewhere in these notes, there are no material subsequent events requiring additional disclosure.

On April 7, 2022, we entered into a sponsored research agreement (the “Kortylewski SRA”) with COH for research to be conducted by Marcin Kortylewski, Ph.D., a Co-Founder and Senior Advisor of Duet and Professor in the Department of Immuno-Oncology at COH. Pursuant to the Kortylewski SRA, Dr. Kortylewski and his lab will be evaluating novel chemical structures and formulations to increase the stability of siRNA-based molecules to enable systemic delivery. The research under the Kortylewski SRA is expected to be conducted over a two-year period at a cost of approximately $200,000 per year.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were effective based on the COSO criteria.

The company is not required by current SEC rules to include and does not include an auditor’s attestation report. The company’s registered public accounting firm has not attested to management’s reports on the company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2021, there were no changes in the company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)Documents filed as part of this Annual Report.

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

(3)	Exhibits. See the Exhibit Index.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	1/28/21	3.1
3.2	Amended and Restated By-laws of the Registrant	10-K	3/29/21	3.2
4.1	Form of Common Stock Certificate	S-1/A	8/15/19	4.1
4.2	Form of Common Stock Purchase Warrant	S-1/A	11/1/19	10.13
4.3	Form of W Warrant Certificate	1-A/A	1/16/20	3.2
4.4	Form of Warrant Agreement	1-A/A	1/16/20	3.3
4.5	Form of A Unit Certificate	1-A/A	1/16/20	3.4
4.6	Form of Warrant Issued to Yissum Research Development Corporation of the Hebrew University of Jerusalem, Ltd.	S-1/A	8/15/19	4.6
4.7	Form of Convertible Promissory Note	1-K	5/15/20	3.9
4.8	Form of Underwriter Share Purchase Option	1-A/A	1/26/21	3.10
4.9	Form of Series A Additional Investment Option	8-K	11/26/21	4.1
4.10	Form of Series B Additional Investment Option	8-K	11/26/21	4.2
4.11	Form of Placement Agent Additional Investment Option	8-K	11/26/21	4.3
4.12	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	3/29/21	4.9
10.1	2018 Equity Incentive Plan*	10-Q	1/28/21	10.1
10.2	Clil Medical Ltd. Management Services Agreement*	1-A/A	9/2/20	6.8
10.3	HCFP/Strategy Advisors LLC Management Services Agreement*	1-A/A	9/2/20	6.9
10.4	HCFP/Strategy Advisors LLC/Portfolio Services LLC Assignment Agreement*	1-K	5/15/20	6.10
10.5	Amendment to HCFP/Portfolio Services LLC Management Services Agreement*	1-K	5/15/20	6.11
10.6	Second Amendment to HCFP/Portfolio Services LLC Management Services Agreement*	1-K	5/15/20	6.12
10.7	Amended and Restated Employment Agreement with Ashish P. Sanghrajka*	1-A/A	7/22/20	6.15
10.8	Kilinwata Investments Pty Ltd Management Services Agreement*	1-A/A	8/10/20	6.19
10.9	Memorandum of Understanding for Dr. Alexander Binshtok research with Yissum Research Development Company Hebrew University of Jerusalem Ltd. dated as of July 28, 2018†	1-A/A	9/2/20	6.1

10.10	Memorandum of Understanding for Dr. Dmitry Tsvelikhovsky with Yissum Research Development Company Hebrew University of Jerusalem Ltd. dated as of July 28, 2018†	1-A/A	9/2/20	6.2
10.11	Cooperative Research and Development Agreement with the National Institutes of Health†	1-A/A	9/2/20	6.3
10.12	Second Amendment to Cooperative Research and Development Agreement†	1-A/A	9/2/20	6.4
10.13	Patent Health Service License Agreement with the National Institutes of Health†	1-A/A	9/2/20	6.5
10.14	Research and License Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., dated March 5, 2019†	1-A/A	9/2/20	6.6
10.15	Research and License Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., dated August 8, 2019†	1-A/A	9/2/20	6.14
10.16	Form of Scientific Advisory Board Member Agreement	S-1/A	8/15/19	10.7
10.17	Exclusive License Agreement with City of Hope for CO-sTiRNA†	1-A/A	9/2/20	6.17
10.18	Stock Exchange Agreement, dated June 25, 2021	10-Q	8/13/21	10.18
10.19	ASO Exclusive License Agreement, dated June 25, 2021	10-Q	8/13/21	10.19
10.20	Decoy Exclusive License Agreement, dated June 25, 2021	10-Q	8/13/21	10.20
10.21	Indemnification Agreement, dated as of September 26, 2021	8-K	9/30/21	10.21
10.22	Form of Securities Purchase Agreement, dated as of November 21, 2021	8-K	11/26/21	10.1
10.23	Form of Registration Rights Agreement, dated as of November 21, 2021	8-K	11/26/21	10.2
10.24	Warrant Contribution Agreement, dated as of November 21, 2021	8-K	11/26/21	10.3
21.1	List of Subsidiaries				Filed
23.1	Consent of Wolf & Company, P.C.				Filed
23.2	Consent of Citrin Cooperman & Company, LLP				Filed
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*Management contract or compensatory plan or arrangement.

**These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended, and such exhibit without omissions has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2022	SCOPUS BIOPHARMA INC.

	By:	/s/ Joshua R. Lamstein
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

Signature	Title	Date

/s/ Joshua R. Lamstein	Chairman and Director	April 15, 2022
Joshua R. Lamstein	(Principal Executive Officer)

/s/ Robert J. Gibson	Vice Chairman, Secretary, Treasurer and Director	April 15, 2022
Robert J. Gibson	(Principal Financial Officer and Principal Accounting Officer)

/s/ David A. Buckel	Director	April 15, 2022
David A. Buckel

/s/ Ira Scott Greenspan	Director	April 15, 2022
Ira Scott Greenspan

	Director	April 15, 2022
Mordechai Saar Hacham

	Director	April 15, 2022
Paul Hopper

	Director	April 15, 2022
Joshua Levine

	Director	April 15, 2022
Ashish P. Sanghrajka

/s/ David Weild IV	Director	April 15, 2022
David Weild IV