Form 10-K/A
period 2021-12-31
Scopus BioPharma Inc.
filed 2022-05-02
CIK 1772028

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share (the “Common Stock”) held by non-affiliates was approximately $18.7 million based upon the December 31, 2021, closing price of $1.635 per share as reported by the Nasdaq Global Market.

There were 21,094,264 shares of registrant’s Common Stock outstanding as of April 29, 2022.

Documents Incorporated by Reference

None.

Audit Firm Id	Auditor Name:	Auditor Location:
392	Wolf & Company, PC	Boston, Massachusetts
2468	Citrin Cooperman & Company, LLP	New York, New York

EXPLANATORY NOTE

Scopus BioPharma Inc. (“we,” “us,” “our,” “company,” or “Scopus”) is filing this Amendment No. 1 on Form 10-K/A (“10-K/A”), to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original 10-K”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2022 (“Original Filing Date”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this 10-K/A to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this 10-K/A, this 10-K/A does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original 10-K, including, without limitation, the financial statements. Accordingly, this 10-K/A should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table contains the name and age of our executive officers and directors as of April 29, 2022.

Name	Age	Position Held
Joshua R. Lamstein	52	Chairman and Director
Robert J. Gibson, CFA	42	Vice Chairman, Secretary, Treasurer, and Director
Ira Scott Greenspan	63	Senior Advisor, Director and Executive Committee Chairman
David A. Buckel, CMA	60	Director
Raphael (“Rafi”) Hofstein, Ph.D.	72	Director
David Weild IV	65	Director
Paul Hopper	65	Director
Ashish P. Sanghrajka	48	Director

Joshua R. Lamstein has been a Chairman and a director since our inception. Mr. Lamstein became sole Chairman in October 2020. Mr. Lamstein has also been our Principal Executive Officer since May 2020. Since 2014, Mr. Lamstein has also been Vice Chairman of HCFP and Co-Chairman and Co-Managing Partner of HCFP/Capital Partners. HCFP/Capital Partners is a co-founder of Scopus. Mr. Lamstein is also a senior officer and/or director of other portfolio companies of HCFP/Capital Partners. He also serves as a Venture Partner of a seed-stage venture fund with approximately $100 million of assets under management. Mr. Lamstein has worked in venture capital and private equity for over 20 years, including as a Managing Director of GF Capital Private Equity Fund, a $240 million middle market private equity fund, and as a Partner of LMS Capital, a FTSE 250 London Stock Exchange-listed investment trust. Mr. Lamstein initiated the trust’s presence in San Francisco and Silicon Valley. He began his career in private equity at Apollo Advisors, a global alternative investment manager now known as Apollo Global Management, Inc. Prior thereto he was an investment banker in New York and London at Lehman Brothers. Mr. Lamstein has been a member of the board of directors of numerous private and public companies. We believe Mr. Lamstein is well-qualified to be on our Board due to his broad experience in private equity, venture capital, and investing in and managing early-stage ventures, his widespread relationships in the private equity and venture capital communities and his knowledge of public healthcare. Mr. Lamstein received his B.A., with honors, from Colgate University and his M.B.A. from the MIT Sloan School of Management.

Robert J. Gibson, CFA has been Vice Chairman, Secretary and Treasurer and a director since our inception. Mr. Gibson has also been our Principal Accounting Officer and Principal Financial Officer since May 2020. Since May 2016, Mr. Gibson also has been an Executive Vice President of HCFP and Co-Chairman of HCFP/Capital Markets LLC, a middle-market investment bank. Until joining HCFP, Mr. Gibson was Senior Vice President — Investment Banking, specializing in biotechnology, biopharmaceutical and specialty pharmaceutical companies, at CRT Capital Group LLC, a middle market investment bank. Mr. Gibson rejoined CRT in 2014 after having been previously employed at such firm from 2003 to 2008, most recently as a Vice President — Investment Banking, specializing in healthcare. Mr. Gibson began his career in the Healthcare Investment Banking Group at Bear, Stearns & Co. Inc. From 2009 to 2014, Mr. Gibson was Senior Vice President, overseeing healthcare investments, at Balance Point Capital Partners, L.P., a middle market private equity fund, which, together with a related fund, then had approximately $150 million of assets under management. We believe Mr. Gibson is well-qualified to be on our Board due to his extensive experience in both investment banking and private equity, including advising, raising capital, and investing in biotechnology, biopharmaceutical specialty pharmaceutical and other healthcare companies. Mr. Gibson is a Chartered Financial Analyst, or CFA. Mr. Gibson received his B.A., magna cum laude, from Amherst College.

Ira Scott Greenspan has been a Senior Advisor and director since our inception and Executive Committee Chairman since May 2019. Mr. Greenspan is Chairman and Chief Executive Officer of HCFP and Co-Chairman and Co-Managing Partner of HCFP/Capital Partners, and certain other affiliates of HCFP. Each of HCFP and Mr. Greenspan is a co-founder of Scopus. For more than 25 years, Mr. Greenspan has been a senior executive, partner and/or director of HCFP and its predecessors and related entities, including having served as Chairman and Co-Managing Partner of HCFP/Brenner Equity Partners, the indirect majority shareholder of HCFP/Brenner Securities LLC, a middle market investment bank originally founded by former senior executives and directors of Drexel Burnham Lambert. For more than five years prior to entering the financial services industry, Mr. Greenspan was a corporate and securities lawyer at leading New York law firms, including as a Partner of the New York predecessor of Blank Rome. He began his law career at the New York predecessor of Sidley Austin. Mr. Greenspan has been chairman and/or a member of the boards of directors of numerous public and private companies, most recently including: PAVmed Inc., a publicly-traded multi-product medical device company (Nasdaq: “PAVM”), of which he was a co-founder and Senior Advisor and/or director from inception in 2014 until October 2018. Mr. Greenspan worked in the Branch of Small Issues of the Division of Corporation Finance in the New York Regional Office of the Securities and Exchange Commission during law school and advised family offices on the then increasing internationalization of securities markets and the evolving extraterritorial scope of the U.S. securities laws, resulting from both regulatory and judicial action. We believe Mr. Greenspan is well-qualified to be on our Board due to his significant experience advising entrepreneurial growth companies as both a financial services executive and corporate and securities lawyer, his pioneering role in numerous innovative corporate finance products and strategies, his role as a founder or founding advisor of numerous private and public companies, including biopharmaceutical, biotechnology and other medical technology companies, his investment experience with early-stage companies, his experience as a director of numerous private and publicly-traded companies, and his extensive relationships in the financial community. Mr. Greenspan received his B.A., with high distinction, from Harpur College/Binghamton University, where he was elected to Phi Beta Kappa and Pi Sigma Alpha and was the recipient of the University Foundation Award recognizing him as one the top students in his graduating class. Mr. Greenspan received his J.D. from New York University School of Law, where he was on the Editorial Board of the Annual Survey of American Law, an honorary law journal.

David A. Buckel, CMA joined us as a director in December 2020 in connection with our IPO. He was a Senior Advisor to us from November 2019 until his appointment as a director. Since 2007, Mr. Buckel has served as President and Managing Director of BVI Venture Services, an outsourced provider of financial, accounting, management, and other professional services to private and small public companies. Mr. Buckel serves as a director of SharpSpring, Inc. (Nasdaq: “SHSP”), a publicly-traded cloud-based marketing technology company, head of the audit committee and a member of the nominating and corporate governance committees. From 2003 to 2007, Mr. Buckel served as Chief Financial Officer of Internap Network Services Corporation (Nasdaq: “INAP”), a publicly-traded IT infrastructure services company. Mr. Buckel previously served as an officer, Chief Financial Officer and/or director of numerous additional private and Nasdaq-listed public companies. We believe Mr. Buckel is well-qualified to serve on our Board due to his broad experience as a board member and Chief Financial Officer of numerous private and publicly-traded emerging growth companies, his deep knowledge of public accounting and corporate governance, and his expertise in serving on board committees, especially as a member and/or head of public company audit committees. Mr. Buckel received his B.S. in Accounting from Canisius College and his M.B.A. from the Syracuse University Martin J. Whitman School of Management. Mr. Buckel is a Certified Management Accountant.

Raphael (“Rafi”) Hofstein, Ph.D. joined us as a director in December 2020 in connection with our initial public offering (“IPO”) and served as a director until January 2022. Dr. Hofstein rejoined us as a director in April 2022. From 2009 to March 2020, Dr. Hofstein was President and Chief Executive Officer of Toronto Innovation Acceleration Partners, or TIAP. TIAP, formerly named MaRS Innovation, is a consortium of leading universities, teaching hospitals and other institutions and research institutes with the mandate of identifying life sciences and other technology research from within the consortium and investing in newly-created or other early-stage ventures organized to advance and commercialize scientific breakthroughs. Industry partners of TIAP include Amgen, Baxter, GlaxoSmithKlein, Johnson & Johnson, Merck, Pfizer, and Takeda. Over 50 new life sciences and other healthcare-related companies were launched and/or financed during Dr. Hofstein’s tenure with TIAP. Dr. Hofstein has been a founder, executive and/or director, including serving as chairman, with a number of TIAP biopharmaceutical, biotechnology and other healthcare-related portfolio companies, including: Fibrocor Therapeutics, Inc., a private biotechnology company targeting fibrotic diseases; Encycle Therapeutics Inc., a private biotechnology company which was acquired for consideration of up to approximately $80 million in 2019 by Zealand Pharma A/S (Nasdaq: “ZEAL”), a publicly-traded biotechnology company; Notch Therapeutics Inc., a private biotechnology company focused on gene-edited T cell therapies, which has a strategic partnership with Allogene Therapeutics, Inc. (Nasdaq: “ALLO”), a publicly-traded biotechnology company; and Triphase Accelerator, a private Toronto-based drug development company which entered into a strategic partnership with Celgene relating to early-stage oncology assets. From 1990 to 2009, Dr. Hofstein was President and Chief Executive Officer of Hadasit Ltd., the technology transfer company of Hadassah University Hospital, the teaching hospital of Hebrew University. Dr. Hofstein also founded and, from 2006 to 2011, was Chairman of Hadasit Bio-Holdings Ltd., a then publicly-traded holding company for biopharmaceutical and biotechnology companies (TASE: “HDST”). Dr. Hofstein has been a founder, executive and/or director, including serving as chairman, of subsidiaries and affiliates of Hadasit, including: BioLineRx Ltd. (Nasdaq: “BLRX”); Exalenz Bioscience Ltd., a TASE-listed company which was acquired by Meridian Bioscience, Inc. (Nasdaq: “VIVO”); and KAHR Medical Ltd., a private biotechnology company developing immune-oncology therapies. During this period, Dr. Hofstein was also a Venture Partner at Medica Venture Partners, a leading medical technology venture capital firm in Israel, and a director of Evogene Ltd., a publicly-traded company on Nasdaq (Nasdaq: “EVGN”), and LifeBond Limited Ltd., which was acquired by C.R. Bard. Previously, Dr. Hofstein was Vice President — Business Development for Ecogen Inc., a publicly-traded agricultural biotechnology company on Nasdaq until its acquisition by Monsanto, prior to which he was a Scientific Director for Ecogen in Israel. Dr. Hofstein has also been an officer, director and/or advisor of numerous not-for-profit life sciences-related entities, including: Centre for Commercialization of Regenerative Medicine, or CCRM, a public/private consortium supporting the development of gene and cell therapies and regenerative medicine; Life Sciences Ontario, an organization seeking to advance the life sciences sector in Ontario; and Clinical Trials Ontario, an independent organization established to advance patient care. Previously, Dr. Hofstein was Scientific Director of Biotechnological Applications Ltd. and Manager of Research and Development and Chief of Immunochemistry at the International Genetic Scientific Partnership, both pivotal organizations in the development of Israel’s biotechnology industry. Dr. Hofstein co-founded the Israel Life Science Industry Organization, or ILSI, and the Israel Tech Transfer Network, or ITTN, both private organizations seeking to advance the life sciences sector in Israel. We believe Dr. Hofstein is well-qualified to be on our board of directors due to his broad experience across multiple scientific and medical sectors for numerous public and private biopharmaceutical, biotechnology and pharmaceutical companies; his role as a founder or member of the founding team for many private and public biopharmaceutical, biotechnology and other medical technology companies, including in his capacities as Chairman and/or President and Chief Executive Officer of TIAP and Hadasit; his corporate governance experience gained by serving as a member of numerous board of directors, including as chairman, and various board committees and his widespread relationships throughout the biotechnology ecosystem, including entrepreneurs, managers and private equity and venture capital investors on a global basis. Dr. Hofstein received his B.Sc. in Chemistry and Physics from Hebrew University and his M.Sc. and Ph.D. in Life Sciences and Chemistry from the Weizmann Institute of Science. Dr. Hofstein was awarded the Chaim Weizmann Post-Doctoral Fellowship and the Hereditary Disease Foundation Fellowship while completing his post-doctoral training and research in the Department of Neurobiology at Harvard Medical School.

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

Paul Hopper has been a director of the company since June 2020. Mr. Hopper was also co-chairman (non-executive) from June 2020 until October 2020. Mr. Hopper is Executive Chairman of Chimeric Therapeutics Limited, a CAR-T cell therapy company, which completed an initial public offering and began trading on the Australian Securities Exchange, or ASX (ASX: “CHM”), in January 2021. Mr. Hopper has also been a founder, senior officer and/or director of other publicly-traded biopharmaceutical companies, predominantly on the ASX, including: Imugene Limited (ASX: “IMU”); and Viralytics Ltd., previously traded on the ASX. Mr. Hopper is Chairman of the Life Sciences Portfolio Managers Trust. Mr. Hopper received a B.A. from the University of New South Wales in Sydney, Australia.

Ashish P. Sanghrajka has been a director of the company since June 2020. Mr. Sanghrajka was also President of the company from August 2019 until July 2021, when his employment was terminated as described below. For more than 25 years prior to joining us, Mr. Sanghrajka was an investment banker across multiple sectors, with a particular concentration in biotechnology, biopharmaceuticals, and pharmaceuticals. Most recently, Mr. Sanghrajka was Managing Director — Equity Capital Markets, at Mizuho Securities USA. Prior to joining Mizuho in 2011, Mr. Sanghrajka was a Managing Director in the United States for Collins Stewart, then a leading U.K.-based growth company investment bank, which acquired C.E. Unterberg, Towbin and subsequently was acquired by Canaccord Financial Inc. From 2002 to 2010, Mr. Sanghrajka was the Managing Partner of BIO-IB, a boutique investment bank specializing in licensing/partnering and mergers and acquisitions for emerging private and publicly-held healthcare companies, with an emphasis on biotechnology, biopharmaceuticals and pharmaceuticals. From 1994 to 2002, Mr. Sanghrajka was an investment banker specializing in healthcare and other growth sectors at ABN Amro Rothschild (including predecessors ING Barings and Furman Selz). Mr. Sanghrajka received his B.S. in Engineering and Applied Sciences from the University of Rochester and his Certificate in Finance from the University of Rochester Simon Business School.

Set forth below is summary biographical information on certain of our key employees, officers and senior advisors.

Alan Horsager, Ph.D. is our President – Immuno-Oncology and President and Chief Executive Officer of Duet BioTherapeutics, our wholly-owned subsidiary. Prior to joining the company, Dr. Horsager was Director of LA BioSpace, a life science incubator focused on developing and supporting early-stage biotech companies spinning out from regional research centers such as Caltech, City of Hope, and USC. During this time, Dr. Horsager also served as Interim CEO and Director of Duet (formerly Olimmune), which was acquired by Scopus in June 2021. Prior to this, Dr. Horsager was  Founder, President, & CEO of Episona, a company that developed an epigenetic-based diagnostic test for infertility, which was sold into fertility clinics and direct-to-consumer, internationally. Prior to Episona, Dr. Horsager was the Co-founder & Chief Science Officer of Eos Neuroscience. Eos developed an optogenetic-based gene therapy for the treatment of retinitis pigmentosa (“RP”) through a collaborative effort between USC, MIT, and the University of Florida. Dr. Horsager’s doctoral thesis was focused on developing computational methods to improve vision in RP patients implanted with electrical retinal prostheses. This research was in collaboration with Second Sight Medical Products (Nasdaq: “EYES”). Dr. Horsager also worked as a Consultant at L.E.K. Consulting and has numerous scientific publications and patents. Dr. Horsager holds a bachelor’s degree in Psychology from the University of Washington and a doctorate in Neuroscience from the University of Southern California. He has received many awards for his academic work, including a Burroughs Wellcome Fund CASI award.

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

Additional Information

On April 7, 2021, Morris Laster (“Laster”) filed a Schedule 13D (the “13D”) stating, among other things, that Laster intended to vote against the future election of members of Scopus’ then current Board. On May 9, 2021, Laster submitted nominations for Messrs. Levine and Hacham for election to the Board at the 2021 Annual Meeting, which nominations were subsequently disclosed in an amendment to the 13D filed by Laster on May 12, 2021 (the “Amended 13D”). A definitive proxy statement naming Messrs. Levine and Hacham as Laster’s nominees was filed on October 6, 2021. As disclosed in an amended Current Report on Form 8-K filed with the SEC on January 10, 2022, which was filed to disclose the final voting results of the 2021 Annual Meeting, it was disclosed that, on January 3, 2022, the Executive Committee Directors filed a Verified Complaint pursuant to Section 225 of the Delaware General Corporation Law challenging the results of the 2021 Annual Meeting (the “Section 225 Action”), on the basis that, among other things, (i) Laster improperly voted 6,000,000 shares of the company’s common stock at the 2021 Annual Meeting because Laster does not own such shares over which Laster improperly and incorrectly claimed ownership, and (ii) Laster would not have succeeded at the 2021 Annual Meeting but for the fact he improperly voted such shares. If the Executive Committee Directors were to prevail in the Section 225 Action, then the outcome of the 2021 Annual Meeting would be deemed invalid. On April 26, 2022, Joshua Levine and Mordechai Hacham resigned from the Board.

On April 28, 2022, a vacancy on the Board was filled with the appointment of Dr. Hofstein.

As disclosed in the Current Report on Form 8-K filed by the company on July 9, 2021, the Audit Committee of the Board commenced an internal review of Messrs. Sanghrajka and Hopper. The review was conducted by the Audit Committee with the assistance of outside counsel. The review has focused on possible breaches of fiduciary duties and contractual obligations by, and certain other matters relating to, Messrs. Sanghrajka and Hopper. As a result of such internal review, the Audit and Executive Committees of the Board requested the resignations of Messrs. Sanghrajka and Hopper from the Board. On August 24, 2021, the company was advised that Messrs. Sanghrajka and Hopper were not resigning from the Board. As further disclosed in the Form 8-K, on July 2, 2021, the company terminated the employment of Mr. Sanghrajka, in accordance with the terms of his amended and restated employment agreement, pursuant to which the company has no further financial obligations.

Composition of our Board of Directors

Effective as of April 28, 2022, our Board is comprised of eight members. In accordance with our certificate of incorporation, our Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the annual meeting that is three years following the election. The terms of the Class A, Class B and Class C directors expire at the 2024, 2022 and 2023 annual meetings of stockholders, respectively. Our directors are divided among the three classes as follows:

Class A: Raphael Hofstein, Ph.D.

Class B: Paul E. Hopper, Joshua R. Lamstein, Ashish P. Sanghrajka, and David A. Buckel

Class C: Ira Scott Greenspan, Robert J. Gibson, and David Weild IV

Our certificate of incorporation provides that the authorized number of directors comprising our Board shall be fixed by a majority of the total number of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the classes as nearly equally as possible. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. There are no family relationships among any of our directors or executive officers.

Director Independence and Board Committees

Under Nasdaq listing rules, an “independent director” is defined as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Nasdaq listing rules require that a listed company have a board comprised of a majority of independent directors (“Majority Indpendent Requirement”). In addition, Nasdaq listing rules require that the company maintain an audit committee of the board comprised of a minimum of three independent directors, and a compensation committee of the board comprised of a minimum of two independent directors (“Audit Committee and Compensation Committee Requirements”).

Subsequent to the certification of the election results from the 2021 Annual Meeting, the company was unable to determine the independence of certain of the company’s directors. As a result, the company no longer satisfied the Majority Independent Requirement and the Audit Committee and Compensation Committee Requirements. On March 18, 2022, the company received deficiency notification letters from Nasdaq indicating that the company was not in compliance with Nasdaq’s Majority Independent Requirement and the Audit Committee and Compensation Committee Requirements.

The Nasdaq deficiency notification letters require the company to regain compliance with the Majority Independent Requirement and the Audit Committee and Compensation Committee Requirements in a timeframe specified by Nasdaq. As a result of the reconstitution of the Board and Audit Committee and Compensation Committee resulting from the resignations of two directors whose independence could not be assessed and the addition of Dr. Hofstein to the Board, the company believes, subject to a determination by Nasdaq, that it has regained compliance with the Audit Committee and Compensation Committee Requirements. As required by Nasdaq, the company intends to submit its plan for regaining compliance with the Majority Independent Requirement shortly.

Audit Committee

Effective as of April 28, 2022, our Audit Committee is comprised of Messrs. Buckel and Weild and Dr. Hofstein, each of whom is an “independent director” under Nasdaq listing rules. Mr. Buckel is the Chair of the Audit Committee. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

In addition, we must certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Each of Messrs. Buckel and Weild and Dr. Hofstein qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

Effective as of April 28, 2022, our Compensation Committee is comprised of Dr. Hofstein and Mr. Buckel, each of whom is an “independent director” under Nasdaq listing rules. Dr. Hofstein is the Chair of the Compensation Committee. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Nominating Committee

Effective as of April 28, 2022, our Nominating Committee is comprised of Mr. Weild and Dr. Hofstein, each of whom is an “independent director” under Nasdaq listing rules . Mr. Weild is the Chair of the Nominating Committee. The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. The Nominating Committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

• should have demonstrated notable or significant achievements in business, education, or public service;

• should possess the requisite intelligence, education, and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives, and backgrounds to its deliberations; and

• should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by stockholders and other persons.

Executive Committee

We maintain an Executive Committee of the Board, which consists of Messrs. Greenspan, Lamstein and Gibson. Mr. Greenspan is the Chair of the Executive Committee. The role of the executive committee includes, but is not limited to, implementing the Board’s fiduciary, strategic, and other plans, policies, and decisions consistent with the company’s vision, mission, and guiding principles. The Executive Committee assists the company in decision making between meetings of the Board or in circumstances where the full Board may not be immediately available, and any such decisions will be reviewed at the next regularly scheduled or special board meeting, as the case may be. The Executive Committee can act on behalf of the entire Board, except with respect to any matters that (1) are expressly delegated to other committees of the Board, (2) are under active review by the Board or another committee of the Board, unless the Board specifically authorizes such action, or (3) under General Corporation Law of the State of Delaware, the company’s certificate of incorporation or amended and restated by-laws (“By-laws”), cannot be delegated by the Board to a committee of the Board.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website www.scopusbiopharma.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Deliquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, securities we issued. Each such person is required to provide us with copies of the reports filed. Based on a review of the copies of such forms furnished to us and other information, we believe that our officers, directors and/or owners of 10% of any class of our registered securities reported transactions in such securities on a timely basis, except that Laster and Messrs. Hopper and Sanghrajka failed to file or timely file certain required filings regarding the ownership of our securities.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2021 and 2020, respectively, to our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Awards	All Other Compensation(1)	Total
Joshua R. Lamstein	2021	—	—	—	$213,060	$213,060
Chairman (Principal Executive Officer)	2020	—	—	—	$180,000	$180,000
Robert J. Gibson	2021	—	—	—	$200,000	$200,000
Vice Chairman (Principal Financial and Accounting Officer)	2020	—	—	—	$180,000	$180,000
Ashish P. Sanghrajka	2021	$182,308	—	—	—	$182,308
Former President(2)	2020	$300,000	$300,000	—	—	$600,000
Ira Scott Greenspan	2021	—	—	—	$200,000	$200,000
Executive Committee Chairman	2020	—	—	—	$180,000	$180,000

(1)	For additional information relating to compensation matters, see “Narrative to Summary Compensation Table,” below.
(2)	Mr. Sanghrajka was terminated in July 2021.

Narrative to Summary Compensation Table

Employment Agreements, Arrangements or Plans

For 2020 and 2021, the services of Joshua R. Lamstein, Robert J. Gibson and Ira Scott Greenspan, our Chairman, Vice Chairman and Executive Committee Chairman, respectively, were provided pursuant to a management services agreement (“MSA”) with HCFP/Portfolio Services LLC (“Portfolio Services MSA”). Under the Portfolio Services MSA, we pay a monthly management services fee for executive management, financial and accounting management, general advisory and administrative and other services. We paid or accrued management services fees under the Portfolio Services MSA in the amounts of $540,000 and $600,000 in 2020 and 2021, respectively.

In June 2020, the employment agreement of Ashish P. Sanghrajka was amended and restated. Pursuant to the amended agreement, Mr. Sanghrajka served as the company’s president and was appointed as a director, in connection with which he relinquished his role as chief financial officer. The amended agreement provided for payment of an annual base salary of $300,000 for 2020 with an increase to $360,000 for the year ended December 31, 2021. A guaranteed bonus of $300,000 was paid for the year ended December 31, 2020. The amended agreement provided for an increase of the guaranteed bonus to $324,000 for the year ended December 31, 2021. As disclosed in Item 10. Directors, Executive Officers and Corporate Governance – Additional Information, on July 2, 2021, the company terminated the employment of Mr. Sanghrajka for cause, in accordance with the terms of his amended and restated employment agreement, pursuant to which the company has no further financial obligations. The amended agreement maintains in effect the confidentiality and restrictive covenants set forth in the initial employment agreement.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021, there were no outstanding equity awards to any executive officer.

Director Compensation

Each of our independent directors receives annual director fees of $40,000. Audit Committee, Compensation Committee and Nominating Committee members each receive an additional annual fee of $5,000. The chair of each of the Audit, Compensation and Nominating Committee receives an additional annual fee of $5,000. We also reimburse directors for costs incurred in attending board and committee meetings. During the period from March 2021 through April 29, 2022, 600,000 of options were forfeited by former directors and an officer. Mr. Hopper was not paid any compensation during 2021. The table below summarizes compensation paid for service as a director for the year ended December 31, 2021.

Name	Director Fees	Stock Awards	Option Awards	All Other Compensation	Total
David S. Battleman, M.D.	$45,000	—	—	—	$45,000
David A. Buckel	$55,000	—	—	—	$55,000
Raphael Hofstein, Ph.D.	$57,930	—	—	—	$57,930
Lesley Russell, Ph.D.	$13,750	—	—	—	$13,750
David Weild IV	$55,000	—	—	—	$55,000

2018 Equity Incentive Plan

On September 24, 2018, our Board and stockholders adopted our 2018 Equity Incentive Plan, or the stock plan. The stock plan is designed to enable us to offer our employees, officers, directors, and consultants whose past, present and/or potential contributions to us have been, are or will be important to our success, an opportunity to acquire a proprietary interest in us. The various types of incentive awards that may be provided under the stock plan are intended to enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business. The stock plan, as amended, reserves 2,400,000 shares of common stock for issuance in accordance with the stock plan’s terms.

All our officers, directors, employees, and consultants, as well as those of our subsidiaries, are eligible to be granted awards under the stock plan. An incentive stock option may be granted under the stock plan only to a person who, at the time of the grant, is an employee of ours or our subsidiaries. All awards are subject to approval by the Board. As of April 29, 2022, 600,000 options are outstanding under the stock plan.

Administration

The stock plan is administered by our Board. Subject to the provisions of the stock plan, the Board determines, among other things, the persons to whom from time to time awards may be granted, the specific type of awards to be granted, the number of shares subject to each award, share prices, any restrictions or limitations on the awards, and any vesting, exchange, deferral, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions related to the awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As set forth in the Original 10-K, on December 16, 2021, HCFP/Capital Partners VIB LLC (“VIB”) filed a Motion to Intervene and attached its Complaint in Intervention (the “Intervention Complaint”), which alleges, among other things, that although Laster claims to have acquired 6,000,000 shares of our common stock in June 2017, Laster never owned or acquired those shares because he did not sign or agree to VIB’s operating agreement, which is the only way he could have obtained such shares. If VIB prevails in its Intervention Complaint, then VIB would be the beneficial and record owner of all such 6,000,000 shares of our common stock.

Accordingly, set forth below are two tables, both as of April 29, 2022, with information regarding the beneficial ownership of our common stock by each person known to us to be or, to the best of our knowledge is or claims to be, the beneficial owner of more than 5% of our outstanding shares; each of our executive officers and directors; and all of our executive officers and directors as a group. Table I reflects ownership which does not give effect to changes in ownership pursuant to the Intervention Complaint. Table II reflects ownership giving pro forma effect to ownership by VIB of all 6,000,000 shares of common stock if it fully prevails in the Intervention Complaint. Except as may be otherwise indicated, beneficial ownership reflected in the table is determined in accordance with Rule 13d-3 promulgated under the Exchange Act.

Table I

		Approximate
		Percentage of
	Number of	Outstanding
	Beneficially	Shares of
Name and Address of Holder(1)	Owned Shares	Common Stock
5% Stockholders
Morris C. Laster, M.D.(2)	6,006,000	28.5%
Armistice Capital, LLC(3)	2,100,000	10.0%
Moreglade Pty. Limited	1,903,636	9.0%
HCFP/Capital Partners 18B-1 LLC	1,350,000	6.4%
SCPS/Strategic Capital Partners LLC	1,068,016	5.1%

Directors and Executive Officers
Ira Scott Greenspan(4)	2,655,108	12.6%
Joshua R. Lamstein(5)	2,569,144	12.2%
Paul Hopper(6)	1,920,859	9.1%
Ashish P. Sanghrajka(7)	516,702	2.4%
Robert J. Gibson(8)	219,020	1.0%
David A. Buckel(9)	49,040	*
David Weild IV(10)	43,099	*
Raphael Hofstein, Ph.D.	-	*

All directors and executive officers as a group (8 individuals)	5,554,956	26.3%

* Indicates less than 1%.

1.	Unless otherwise specified, the business address of referenced holders is 420 Lexington Avenue, Suite 300, New York, New York 10170.

2.	Based solely on information set forth in the Amended 13D, includes: (i) 4,926,000 shares of common stock over which Dr. Laster claims sole beneficial ownership and (ii) 360,000 shares of common stock over which each of Chen Laster, Gabriella Laster and Sara Laster, or 1,080,000 shares of common stock in the aggregate, claims beneficial ownership over which Dr. Laster claims shared beneficial ownership on account of Dr. Laster, Chen Laster, Gabriella Laster and Sara Laster constituting a group. The aggregate number of shares of common stock in this footnote includes 6,000,000 shares of common stock, the ownership of which is subject to dispute. The address for Dr. Laster provided in the Amended 13D is 11 Reuven Shari St., Jerusalem, Israel.

3.	Based solely on information set forth in a Schedule 13G filed by Armistice Capital, LLC (“Armistice Capital”) on February 15, 2022 (the “13G”), Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the shares of common stock, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the company held by the Master Fund and thus may be deemed to beneficially own the securities of the company held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the company held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address for Armistice Capital and Mr. Boyd is 510 Madison Avenue, 7th Floor, New York, New York 10022.

4.	Includes: (i) 1,350,000 shares of common stock held by HCFP/Capital Partners 18B-1 LLC (“18B-1”), of which Mr. Greenspan is a member and co-manager; (ii) 73,334 shares of common stock and 66,668 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by HCP/Advest LLC (“HCP/Advest”), of which Mr. Greenspan is a member and sole manager; (iii) 1,068,016 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by SCPS/Strategic Capital Partners LLC (“SCP”), of which Mr. Greenspan is a co-manager; and (iv) 9,850 shares of common stock held by certain other HCFP-related entities (“HCFP”). Accordingly, Mr. Greenspan is deemed to have shared voting and dispositive power over the shares of common stock held by 18B-1, SCP and HCFP and sole voting and dispositive power over shares of common stock held by HCP/Advest. Mr. Greenspan disclaims beneficial ownership of the shares of common stock held by these entities, except to the extent of his proportionate pecuniary interest therein. Unless and until a final resolution of the Section 225 Action, the 6,000,000 shares of common stock, the ownership of which subject to dispute, are not included in Mr. Greenspan’s share ownership.

5.	Includes: (i) 1,350,000 shares of common stock held by 18B-1, of which Mr. Lamstein is a member and co-manager; (ii) 1,068,016 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by SCP, of which Mr. Lamstein is a co-manager; and (iii) 31,131 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held personally. Accordingly, he is deemed to have shared voting and dispositive power over the shares of common stock held by 18B-1 and SCP. Mr. Lamstein disclaims beneficial ownership of the shares of common stock held by these entities, except to the extent of his proportionate pecuniary interest therein. Also includes an aggregate of 3,000 shares of Common Stock held by Mr. Lamstein’s minor children. Unless and until a final resolution of the Section 225 Action, the 6,000,000 shares of common stock, the ownership of which subject to dispute, are not included in Mr. Lamstein’s share ownership.

6.	Based solely on information set forth in a Form 3 and Form 4 filed by Mr. Hopper on November 17, 2021, includes: (i) 1,400,000 shares of common stock and 503,636 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by Moreglade Pty. Limited, of which Mr. Hopper is a Director, and (ii) 4,557 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by Mr. Hopper personally. Accordingly, he is deemed to have shared voting and dispositive power over the shares of common stock held by this entity. Mr. Hopper disclaims beneficial ownership of the shares of common stock held by this entity, as he has no pecuniary interest therein. The address for Moreglade Pty. Limited and Paul Hopper is 101/50 McLachlan Avenue, Rushcutters Bay, C3 2011 Australia.

7.	Includes 107,922 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable. Also includes an aggregate of 80,000 shares of common stock and an aggregate of 28,780 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by Mr. Sanghrajka’s minor children. The address of Mr. Sanghrajka is 101 Wall Street, New York, New York 10005.

8.	Includes 210,052 shares of common stock and 6,668 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by Dayber Snow LLC, of which Mr. Gibson is a member and co-manager. Accordingly, he is deemed to have shared voting and dispositive power over the shares of common stock held by this entity. Mr. Gibson disclaims beneficial ownership of the shares of common stock held by this entity, except to the extent of his proportionate pecuniary interest therein. Also includes an aggregate of 2,000 shares of common stock held by Mr. Gibson’s minor children. Unless and until a final resolution of the Section 225 Action, the 6,000,000 shares of common stock, the ownership of which subject to dispute, are not included in Mr. Gibson’s share ownership.

9.	Includes 43,099 shares of common stock issuable pursuant to outstanding stock options to purchase our common stock, which are currently exercisable, and 5,941 shares of common stock held by BVI Venture Services LLC (“BVI”), of which Mr. Buckel is the sole owner. Accordingly, he is deemed to have sole voting and dispositive power over the shares of common stock held by BVI.

10.	Represents 43,099 shares of common stock issuable pursuant to outstanding stock options to purchase our common stock, which are currently exercisable.

Table II

		Approximate
		Percentage of
	Number of	Outstanding
	Beneficially	Shares of
Name and Address of Holder(1)	Owned Shares	Common Stock
5% Stockholders(2)
HCFP/Capital Partners VIB LLC(3)	6,000,000	28.4%
Armistice Capital, LLC(4)	2,100,000	10.0%
Moreglade Pty. Limited	1,903,636	9.0%
HCFP/Capital Partners 18B-1 LLC	1,350,000	6.4%
SCPS/Strategic Capital Partners LLC	1,068,016	5.1%

Directors and Executive Officers
Ira Scott Greenspan(5)	8,655,108	41.0%
Joshua R. Lamstein(6)	8,569,144	40.6%
Robert J. Gibson(7)	6,219,020	29.5%
Paul Hopper(8)	1,920,859	9.1%
Ashish P. Sanghrajka(9)	516,702	2.4%
David A. Buckel(10)	49,040	*
David Weild IV(11)	43,099	*
Raphael Hofstein, Ph.D.	-	*

All directors and executive officers as a group (8 individuals)	9,651,320	45.8%

* Indicates less than 1%.

1.	Unless otherwise specified, the business address of referenced holders is 420 Lexington Avenue, Suite 300, New York, New York 10170.

2.	Excludes Dr. Laster who would not be a 5% or greater stockholder if VIB were to prevail entirely on its Complaint in Intervention as he would only own 6,000 shares of common stock after deducting the disputed 6,000,000 shares of common stock from his ownership.

3.	Represents the disputed 6,000,000 shares of common stock which VIB would own if it were to prevail entirely on its Complaint in Intervention.

4.	Based solely on information set forth in the 13G filed by Armistice Capital, Armistice Capital is the investment manager of the Master Fund, the direct holder of the shares of common stock, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the company held by the Master Fund and thus may be deemed to beneficially own the securities of the company held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the company held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address for Armistice Capital and Mr. Boyd is 510 Madison Avenue, 7th Floor, New York, New York 10022.

5.	Includes: (i) 1,350,000 shares of common stock held by 18B-1, of which Mr. Greenspan is a member and co-manager, (ii) 73,334 shares of common stock and 66,668 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by HCP/Advest, of which Mr. Greenspan is a member and sole manager; (iii) 1,068,016 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by SCP, of which Mr. Greenspan is a co-manager; and (iv) 9,850 shares of common stock held by certain other HCFP-related entities. Accordingly, Mr. Greenspan is deemed to have shared voting and dispositive power over the shares of common stock held by 18B-1, SCP and HCFP and sole voting and dispositive power over shares of common stock held by HCP/Advest. Mr. Greenspan disclaims beneficial ownership of the shares of common stock held by these entities, except to the extent of his proportionate pecuniary interest therein. Also includes 6,000,000 shares of common stock which VIB would own if it were to prevail entirely on its Complaint in Intervention and over which Mr. Greenspan would be deemed to have shared voting and dispositive power as manager of VIB. Unless and until a final resolution of the Section 225 Action, the 6,000,000 disputed shares are only included in Mr. Greenspan’s share ownership for illustrative purposes.

6.	Includes: (i) 1,350,000 shares of common stock held by 18B-1, of which Mr. Lamstein is a member and co-manager; (ii) 1,068,016 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by SCP, of which Mr. Lamstein is a co-manager; and (iii) 31,131 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held personally. Accordingly, he is deemed to have shared voting and dispositive power over the shares of common stock held by 18B-1 and SCP. Mr. Lamstein disclaims beneficial ownership of the shares of common stock held by these entities, except to the extent of his proportionate pecuniary interest therein. Also includes an aggregate of 3,000 shares of Common Stock held by Mr. Lamstein’s minor children. Also includes 6,000,000 shares of common stock which VIB would own if it were to prevail entirely on its Complaint in Intervention and over which Mr. Lamstein would be deemed to have shared voting and dispositive power as manager of VIB. Unless and until a final resolution of the Section 225 Action, the 6,000,000 disputed shares are only included in Mr. Lamstein’s share ownership for illustrative purposes.

7.	Includes 210,052 shares of common stock and 6,668 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by Dayber Snow LLC, of which Mr. Gibson is a member and co-manager. Accordingly, he is deemed to have shared voting and dispositive power over the shares of common stock held by this entity. Mr. Gibson disclaims beneficial ownership of the shares of common stock held by this entity, except to the extent of his proportionate pecuniary interest therein. Also includes an aggregate of 2,000 shares of common stock held by Mr. Gibson’s minor children. Also includes 6,000,000 shares of common stock which VIB would own if it were to prevail entirely on its Complaint in Intervention and over which Mr. Gibson would be deemed to have shared voting and dispositive power as manager of VIB. Unless and until a final resolution of the Section 225 Action, the 6,000,000 disputed shares are only included in Mr. Gibson’s share ownership for illustrative purposes.

8.	Based solely on information set forth in a Form 3 and Form 4 filed by Mr. Hopper on November 17, 2021, includes: (i) 1,400,000 shares of common stock and 503,636 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by Moreglade Pty. Limited, of which Mr. Hopper is a Director, and (ii) 4,557 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by Mr. Hopper personally. Accordingly, he is deemed to have shared voting and dispositive power over the shares of common stock held by this entity. Mr. Hopper disclaims beneficial ownership of the shares of common stock held by this entity, as he has no pecuniary interest therein. The address for Moreglade Pty. Limited and Paul Hopper is 101/50 McLachlan Avenue, Rushcutters Bay, C3, 2011 Australia.

9.	Includes 107,922 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable. Also includes an aggregate of 80,000 shares of common stock and an aggregate of 28,780 shares of common stock issuable pursuant to outstanding W Warrants, which are currently exercisable, held by Mr. Sanghrajka’s minor children. The address of Mr. Sanghrajka is 101 Wall Street, New York, New York 10005.

10.	Includes 43,099 shares of common stock issuable pursuant to outstanding stock options to purchase our common stock, which are currently exercisable, and 5,941 shares of common stock held by BVI, of which Mr. Buckel is the sole owner. Accordingly, he is deemed to have sole voting and dispositive power over the shares of common stock held by BVI.

11.	Represents 43,099 shares of common stock issuable pursuant to outstanding stock options to purchase our common stock, which are currently exercisable.

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

Since inception, the services of our Chairman, Vice Chairman and Executive Committee Chairman have been provided to us pursuant to the Portfolio Services MSA. These executives commit a significant portion of their business time to us. In connection with the services provided by our executive officers under the Portfolio Services MSA and pursuant to other arrangements, as set forth below, such executives are supported by additional personnel of the entities which provide such services. The Portfolio Services MSA, as amended, provides for a monthly management services fee of $50,000 and a monthly fee for office space and facilities of $3,000. The aggregate management and office space and facilities fees paid or accrued under the Portfolio Services MSA were $576,000 and $636,000 in 2020 and 2021, respectively. We are also obligated to reimburse reasonable and properly documented out-of-pocket expenses. HCFP/Portfolio Services LLC is an affiliate of HCFP Inc. and HCFP LLC, together HCFP. These entities and other affiliated entities, including HCFP/Strategy Advisors LLC, or Strategy Advisors, HCFP/Direct Investments LLC, or Direct Investments, and HCFP/Capital Partners, or Capital Partners, are also affiliates of three of our directors. In addition to our arrangements with Portfolio Services, from time to time, we also obtain specialized strategy advisory services and we have engaged in other transactions with such entities. No fees were paid for such services in 2020, 2021. To assist us with our liquidity requirements, from time to time, HCFP and Direct Investments have invested in our securities, provided us with cash advances and paid certain expenses to third-parties on our behalf in an aggregate amount of approximately $250,000, of which $162,000 was invested in our private placements on the same terms as third-party investors in such private placements. Cash advances and expenses paid on our behalf aggregated approximately $88,000, all of which have been repaid in full as of July 2020. To further address our liquidity, Portfolio Services agreed to defer some of our payment obligations pursuant to the Portfolio Services MSA in the aggregate amount of $200,000. In June 2020, Portfolio Services agreed to exchange $200,000 of deferred payments into $200,000 of our convertible notes and warrants, also on the same terms of unaffiliated investors. In July 2021, Portfolio Services converted the principal amount and accrued and unpaid interest into warrants on the maturity date, on the same terms of unaffiliated investors. Also, in June 2020, an affiliate of Capital Partners purchased 3,000,000 Series W Warrants, or W Warrants, in exchange for a $1,500,000 note (the “Warrant Note”). The company’s ability to issue shares of common stock has been impeded due to a lack of sufficient shares of authorized common stock, which has constrained the company’s ability to raise capital. Increasing the number of authorized shares requires shareholder approval, which we may not be able to obtain on a timely basis or at all. At the time the company was seeking to execute the November Financing, the company was subject to the Proxy Contest and was not in a position to obtain stockholder approval. In order to ensure that the company could obtain the critical financing necessary to sustain its operations, the affiliate of Capital Partners contributed all 3,000,000 W Warrants to the company. As part of such contribution, the Warrant Note was canceled. In 2020, we retained HCFP/Capital Markets LLC, or Capital Markets, of which an executive officer and director is an affiliate, to act as placement agent in connection with the sale of our equity and debt securities. We paid Capital Markets placement fees and other fees and non-accountable expense allowances, in the aggregate, of $201,561 in 2020. No fees were paid for such services in 2021. On September 26, 2021, the Board approved an indemnification agreement (the “Indemnification Agreement”), pursuant to which the company has agreed to indemnify each of the Executive Committee Directors, the employees of HCFP, and certain affiliates and related entities (collectively, the “Indemnified Parties”) from and against any losses, claims, damages or liabilities, including reasonable attorney’s fees, suffered or incurred by the Indemnified Parties in connection with any disputes, litigation or threatened litigation (whether existing prior to or commencing after the date of the Indemnification Agreement) involving certain current or former executives and directors of the company and arising or resulting from any Indemnified Party’s affiliation or involvement with the company, including in connection with the provision of additional services beyond those initially contemplated under the Portfolio Services management services agreement. The Indemnification Agreement also provides that the company will advance expenses to any Indemnified Party, including legal fees, incurred by such Indemnified Party in connection with any litigation or proceeding to which such Indemnified Party is entitled to indemnification under the Indemnification Agreement. The company incurred approximately $462,929 in legal fees in connection with this Indemnification Agreement in 2021.

Since inception, pursuant to a management services agreement with an affiliate of Laster, the company paid or accrued fees in the amount $128,333 in 2020. Such agreement was terminated in June 2020. Pursuant to a management services agreement with an affiliate of Mr. Hopper, from June through October 2020, at which time Mr. Hopper resigned as Co-Chairman, we paid $58,333 under such agreement. In June 2020, we entered into an amended and restated employment agreement with Mr. Sanghrajka with terms that are set forth in the Executive Compensation section of this 10-K/A. In connection with the acquisition of Bioscience Oncology Pty., Ltd. (“Bioscience Oncology”), of which Mr. Hopper was Executive Chairman, we have paid total consideration, including milestone payments, and expense reimbursements of $290,000 in cash, 2,533,334 shares of common stock and 911,343 W Warrants, of which Mr. Hopper received $184,875 in cash, 1,412,666 shares of our common stock and 508,193 W Warrants, and Mr. Sanghrajka received, as consideration, 380,000 shares of our common stock and 136,702 W Warrants, inclusive of 80,000 shares of our common stock and 28,780 W Warrants received by Mr. Sanghrajka’s minor children.

Transactions between us and any of our officers and directors or their respective affiliates are or will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Our Audit Committee Charter contains our related-party transaction policy, which provides for the Audit Committee to review, approve and oversee any transaction between the company and any related person and any other potential conflict of interest situations on an ongoing basis.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees paid to Citrin Cooperman & Company, LLP during 2021 and 2020 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2021	2020
Audit Fees	$211,500	$185,825
Audit-Related Services Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$211,500	$185,825

Pre-Approval of Audit and Non-Audit Services

Prior to engagement of an independent accounting firm for the next year’s audit, the Audit Committee is responsible for pre-approving the engagement of the independent accounting firm, and the projected fees for audit services, as well as pre-approving any audit-related services and permissible non-audit services provided by our independent accounting firm that we will incur separate and apart from the audit engagement. The fee amounts approved for the audit and any audit-related services are updated to the extent necessary at meetings of the Audit Committee during the year. In the the year ended December 31, 2021, there were no fees paid to Citrin Cooperman & Company, LLP under a de minimis exception to the rules that waives pre-approval for certain non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report.

	(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 of Original 10-K. The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed therewith in response to this Item.

	(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(b)	The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2022	SCOPUS BIOPHARMA INC.

	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joshua R. Lamstein	Chairman and Director	May 2, 2022
Joshua R. Lamstein	(Principal Executive Officer)

/s/ Robert J. Gibson	Vice Chairman, Secretary, Treasurer and Director	May 2, 2022
Robert J. Gibson	(Principal Financial Officer and Principal Accounting Officer)

*	Director	May 2, 2022
David A. Buckel

*	Director	May 2, 2022
Ira Scott Greenspan

	Director	May 2, 2022
Raphael Hofstein

	Director	May 2, 2022
Paul Hopper

	Director	May 2, 2022
Ashish P. Sanghrajka

*	Director	May 2, 2022
David Weild IV

*By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Attorney-in-Fact