Form 10-Q
period 2022-03-31
Scopus BioPharma Inc.
filed 2022-05-19
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

212479-2513

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

As of May 13, 2022, there were 21,094,264 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$3,974,794	$7,942,971
Prepaid expenses and other current assets	629,618	241,904
Total current assets	4,604,412	8,184,875

Property and equipment, net	3,408	2,840
Total assets	$4,607,820	$8,187,715

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$5,138,251	$4,170,266

COMMITMENTS AND CONTINGENCIES (NOTE 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,094,264 shares issued and outstanding	21,094	21,094
Additional paid-in capital	45,633,184	45,538,156
Accumulated deficit	(46,115,922)	(41,455,148)
Accumulated other comprehensive loss	(68,787)	(86,653)
Total stockholders’ equity (deficit)	(530,431)	4,017,449
Total liabilities and stockholders’ equity (deficit)	$4,607,820	$8,187,715

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$—	$—

Operating expenses:
General and administrative	4,291,666	1,818,805
Research and development	369,108	1,254,497
Total operating expenses	4,660,774	3,073,302
Loss from operations	(4,660,774)	(3,073,302)
Other expense:
Interest expense	—	(332,005)
Net loss	(4,660,774)	(3,405,307)
Comprehensive income:
Foreign currency translation adjustment	17,866	19,978
Total comprehensive loss	$(4,642,908)	$(3,385,329)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.22)

Weighted-average common shares outstanding:
Basic and diluted	21,094,264	15,337,041

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of December 31, 2021	21,094,264	$21,094	$45,538,156	$—	$(41,455,148)	$(86,653)	$4,017,449
Stock-based compensation expense	—	—	95,028	—	—	—	95,028
Foreign currency translation adjustment	—	—	—	—	—	17,866	17,866
Net loss	—	—	—	—	(4,660,774)	—	(4,660,774)
Balances as of March 31, 2022	21,094,264	$21,094	$45,633,184	$—	$(46,115,922)	$(68,787)	$(530,431)

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of December 31, 2020	14,577,597	$14,578	$14,224,000	$(1,500,000)	$(14,501,739)	$(68,067)	$(1,831,228)
Issuance of common stock - net of issuance costs of $1,168,900	1,150,000	1,150	9,179,950	—	—	—	9,181,100
Stock-based compensation expense	—	—	183,334	—	—	—	183,334
Foreign currency translation adjustment	—	—	—	—	—	19,978	19,978
Net loss	—	—	—	—	(3,405,307)	—	(3,405,307)
Balances as of March 31, 2021	15,727,597	$15,728	$23,587,284	$(1,500,000)	$(17,907,046)	$(48,089)	$4,147,877

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,660,774)	$(3,405,307)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	609	372
Stock-based compensation expense	95,028	183,334
Non-cash interest expense	—	259,759
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(389,066)	(229,658)
Accounts payable and accrued expenses	976,684	394,690

Net cash used in operating activities	(3,977,519)	(2,796,810)

Cash flows from investing activities:
Purchases of property and equipment	(1,552)	—

Cash flows from financing activities:
Gross proceeds from issuances of common stock	—	10,350,000
Issuance costs related to the issuances of common stock and AIOs	—	(1,149,775)

Net cash provided by financing activities	—	9,200,225

Effects of changes in foreign currency exchange rates on cash	10,894	20,253

Net increase (decrease) in cash	(3,968,177)	6,423,668

Cash, beginning of period	7,942,971	1,832,100

Cash, end of period	$3,974,794	$8,255,768

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Offering costs in accounts payable and accrued expenses	$—	$19,125

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      Organization and Description of the Business

Nature of Operations

Scopus BioPharma Inc. (“Scopus” or the “Company”) and its subsidiary, Vital Spark Inc. (“VSI”), are headquartered in New York. Its other subsidiaries, Duet BioTherapeutics, Inc. (“Duet”) (formerly Olimmune Inc.) and Scopus BioPharma Israel Ltd. (“SBI”), are headquartered in Los Angeles, California and Jerusalem, Israel, respectively. Scopus, VSI, Duet, and SBI are collectively referred to as the “Company.” The Company is a biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical need.

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

The Company is an early-stage company and has not generated revenues to date. As such, the Company is subject to all of the risks associated with early-stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities which have been funded from the issuance of common stock, convertible notes, warrants and additional investment options (“AIOs”). The Company does not expect to generate positive cash flows from operating activities in the near future, if at all, until such time it completes the development of its drug candidates, including obtaining regulatory approvals, and anticipates incurring operating losses for the foreseeable future.

The Company incurred net losses of $4,660,774 for the three months ended March 31, 2022 and had an accumulated deficit of $46,115,922 as of March 31, 2022. The Company’s net cash used in operating activities was $3,977,519 for the three months ended March 31, 2022. Further, while the Company has raised significant cash proceeds from public offerings and private placements (see Note 3), the Company still has significant obligations related to certain research and development acquisitions and research and development agreements (see Notes 4 and 7).

The Company’s ability to fund its operations is dependent upon management’s plans, which include raising capital through issuances of debt and equity securities, securing research and development grants, and controlling the Company’s expenses. A failure to raise sufficient financing and/or control expenses, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.      Summary of Significant Accounting Policies (Continued)

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. All significant intercompany transactions have been eliminated upon consolidation.

The financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022, as amended on May 2, 2022 (the “2021 Form 10-K”).

The accompanying balance sheet at December 31, 2021 has been derived from the audited balance sheet at December 31, 2021 contained in the Company’s 2021 Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.      Summary of Significant Accounting Policies (Continued)

Net Loss Per Share

Basic net loss per common share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the relevant period. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as dilutive net loss per share as the inclusion of the weighted-average number of all potential dilutive common shares, which consist of convertible notes, stock options, warrants and AIOs, would be anti-dilutive.

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three months ended March 31,
	2022	2021
Warrants	23,458,418	17,318,876
Convertible Notes (if converted)	—	12,279,726
Stock options	849,283	1,337,111
Additional Investment Options (AIOs)	3,225,000	—
Contingent consideration in common stock	1,266,666	2,533,333
Total	28,799,367	33,469,046

Recent Accounting Pronouncements

The Company, as an emerging growth company, has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of The Securities Act of 1933, for complying with new or revised accounting standards, which allows us to defer adoption of certain accounting standards until those standards would otherwise apply to private companies unless otherwise noted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.      Equity offerings

On December 18, 2020, the Company completed an IPO of 575,000 shares of its common stock at a public offering price of $5.50 per share for aggregate gross proceeds, including the Company’s underwriters’ exercise, in full, of their over-allotment option, of $3,162,500. The Company received aggregate net proceeds of $1,711,186 after deducting offering costs of $1,451,314. The Company’s common stock is listed on The Nasdaq Global Market under the symbol “SCPS”. In connection with the Company’s IPO, the Company granted an option to purchase 57,500 shares of the Company’s common stock to the underwriter.

On February 10, 2021, the Company completed a follow-on public offering of 1,150,000 shares, including the Company’s underwriters’ exercise in full of their over-allotment option, of its common stock at a public offering price of $9.00 per share, for aggregate gross proceeds of $10,350,000. The Company received aggregate net proceeds of $9,181,100 after deducting offering costs of $1,168,900 related to the follow-on public offering. The offering costs were recognized as a reduction of the proceeds of the Company’s follow-on public offering. In addition, in connection with the Company’s follow-on public offering, the Company granted options to purchase 115,000 shares of the Company’s common stock to the underwriter. These options have a weighted-average exercise price of $11.25 and a grant date weighted-average fair value of $6.55 per option.

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

The Series A AIOs are exercisable immediately and have a term of five years starting on January 18, 2022 (see the amendment disclosure below) and have an exercise price of $3.125 per share. The Series B AIOs became exercisable upon effectiveness of that certain Registration Statement on Form S-3 (File No 333-261991), which was declared effective by the SEC on January 18, 2022, and have a term of five years starting on January 18, 2022 and have an exercise price of $3.125 per share.

In conjunction with the Private Placement, the Company issued to the placement agent AIOs (the “Placement Agent AIOs”) to purchase up to 225,000 shares of common stock. The Placement Agent AIOs have an exercise price equal to $4.0625, or 125% of the offering price per Share and associated AIOs with a term of five years following January 18, 2022.

On January 14, 2022, the Company entered into amendments to the purchase agreements and registration rights agreements with the investors in the Private Placement, pursuant to which the parties (i) agreed to remove the requirement that the Company hold a stockholder meeting to increase the amount of authorized common stock in the Company’s Certificate of Incorporation and (ii) agreed to have the Series B AIOs be immediately exercisable upon effectiveness of that certain Registration Statement of Form S-3 (File No 333-261991), which was declared effective by the SEC on January 18, 2022, (the “Effectiveness Date”). In addition, the Placement Agent AIOs issued in connection with the Private Placement were amended to also become immediately exercisable upon the Effectiveness Date and the restriction on the Company conducting subsequent equity sales for a period of 60 days contained in the original purchase agreements, which expired in March 2022, was amended to commence on the Effectiveness Date.

The total fair value of the Placement Agent AIOs was $350,900 at the issuance date. The Company estimated the fair value of the AIOs using the Black-Scholes option pricing model based on the following assumptions:

Risk-free interest rate	1.33%
Expected life	5 years
Dividend yield	0%
Volatility	80%

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.      Acquisitions

On June 25, 2021, the Company completed the acquisition of Duet, a developer of oligonucleotide immunotherapies for the treatment of multiple cancers. Duet owned the exclusive right to negotiate two license agreements with City of Hope (“COH”), which were executed concurrently with the closing of the acquisition, relating to Duet’s drug candidates, CpG-STAT3ASO (“DUET-02”) and CpG-STAT3decoy (“DUET-03”) (see Note 7). The transaction was accounted for as an asset acquisition as the purchase primarily related to a single asset.

The aggregate upfront expense, including the upfront license fees paid to COH, totaled approximately $8.1 million, consisting of approximately $0.4 million payable in cash and the issuance of approximately $7.7 million of common stock. Pursuant to asset acquisition accounting, acquired IPR&D with no alternative future use is expensed at acquisition. Accordingly, the $8.1 million was recognized in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss during the second quarter of 2021.

On June 10, 2020, pursuant to a stock exchange agreement, the Company completed the acquisition of Bioscience Oncology Pty. Ltd. (“Bioscience Oncology”), a pre-clinical biopharmaceutical company which held a single asset, the exclusive right to negotiate a license agreement for CpG-STAT3siRNA (“DUET-01”) with COH (see Note 7). Under the terms of the agreement, the previous shareholders of Bioscience Oncology were eligible to receive additional contingent consideration of up to approximately 2.5 million shares of common stock upon the achievement of specified milestones, which is to be recognized when it is determined the corresponding milestone is probable to be achieved. In June 2021, the previous shareholders of Bioscience Oncology were issued approximately 1.3 million shares of common stock upon achievement of a specified milestone. The fair value of the shares as of the acquisition date totaling approximately $5.1 million was recognized in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss during the second quarter of 2021. As of March 31, 2022, the previous stockholders of Bioscience Oncology remain eligible to receive additional contingent consideration of approximately 1.3 million shares of common stock (the “Contingent Common Stock”) upon achievement of a second specified milestone (see Notes 7 and 9).

5.      Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31,	December 31,
	2022	2021
Professional fees	$3,896,914	$3,298,218
Research and development expenses	609,015	557,390
Litigation liability (see Note 8)	358,874	—
Management service fees and expenses	198,530	198,530
Other accounts payable and accrued expenses	74,918	116,128
Total accounts payable and accrued expenses	$5,138,251	$4,170,266

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.      Debt

In April 2020, the Company commenced a private placement of convertible promissory notes (“Convertible Notes”) with Series W Warrants (the “W Warrants”) in an initial principal amount of up to $3,000,000 ("Convertible Notes Private Placement"). The Convertible Notes had an annual interest rate of 10% and a scheduled maturity on the earlier of July 31, 2021 or a change of control of the Company (the “Maturity Date”).

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

Holders of W Warrants purchased in December 2019 and January 2020 were provided the option to surrender two W Warrants for the purchase of $1.00 of initial principal amount of Convertible Notes. On September 28, 2020, all holders of W Warrants purchased in December 2019 and January 2020 elected to surrender all of their W Warrants and, accordingly, the Company issued an aggregate initial principal amount of $252,000 of Convertible Notes in exchange for 504,000 surrendered W Warrants, of equivalent fair market value, as part of the Convertible Notes Private Placement.

Effective July 31, 2021, the holders of the Convertible Notes converted, under the original terms of the Convertible Notes, an aggregate of $3,084,875 of initial principal and accrued and unpaid interest at a rate of $0.50 per W Warrant, resulting in the issuance of 6,169,771 W Warrants. The remaining outstanding principal and accrued and unpaid interest through July 31, 2021 of $129,548 was repaid in cash. Accordingly, the Company has no further obligations under the Convertible Notes at March 31, 2022 or December 31, 2021.

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

Interest expense for the three months ended March 31, 2022 and 2021 totaled $0 and $332,005, respectively, and is included in “Interest expense” in the accompanying condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2022 and 2021, interest expense includes $0 and $72,246, respectively, of interest expense and $0 and $259,759,  respectively, of debt discount and amortization of deferred financing costs.

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

Patent fee reimbursement under the Patent License Agreement was $5,017 for both three months ended March 31, 2022 and 2021. These costs are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Pursuant to the terms of the Patent License Agreement, VSI is required to make minimum annual royalty payments on January 1 of each calendar year, which shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. For the three months ended March 31, 2022 and 2021, $6,250 of this prepaid royalty expense was recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. The 2022 annual payment of $25,000 was made in January 2022, of which the remaining $18,750 is included in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets.

The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. Through March 31, 2022, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through March 31, 2022, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through March 31, 2022, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

Memorandums of Understanding

Effective July 28, 2018, SBI entered into two Memorandums of Understanding (“MOUs”) with Yissum Research Development Company (“Yissum”) of the Hebrew University of Jerusalem Ltd. (“Hebrew University”). Research under the Yissum MOUs was completed in December 2019 and March 2020, respectively, resulting in the license agreements below.

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of CBD with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company will be obligated to make payments upon the achievement of certain clinical development and product approval milestones. From March 5, 2019 through March 31, 2022, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements. Further, none of the milestones in the agreement have been reached and therefore as of March 31, 2022, there is no obligation to make any milestone payments.

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached and therefore as of March 31, 2022 there is no obligation to make any milestone payments.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      Research and Development Agreements (Continued)

CpG-STAT3siRNA (DUET-01) Agreements

In June 2020, the Company entered into an exclusive, worldwide license agreement with COH relating to CpG-STAT3siRNA (the “siRNA Exclusive License Agreement”). In addition to the siRNA Exclusive License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with COH relating to CpG-STAT3siRNA. The Company obtained the right to negotiate the siRNA Exclusive License Agreement with COH as part of the Bioscience Oncology acquisition in June 2020 (Note 4). The Company incurred the license maintenance fees in relation to the CpG-siRNA Exclusive License Agreement of $7,500 for each of the three months ended March 31, 2022 and 2021.

Under the terms of the siRNA Exclusive License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the siRNA Exclusive License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the siRNA Exclusive License Agreement have been reached and therefore as of March 31, 2022, there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at COH for two years in accordance with a predetermined funding schedule. Total expenses incurred in connection with the SRA were $62,500 for each of the three months ended March 31, 2022 and 2021. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

In March 2021, the Company paid to COH approximately $1.2 million relating to the clinical lot manufacturing and IND preparation costs for CpG-STAT3siRNA and agreed to pay $10,000 per month to COH for certain project management and regulatory services relating to the preparation of the IND for CpG-STAT3siRNA until such IND was filed with the FDA, which occurred in April 2021. Further, the Company incurred costs of $43,433 and $0 during the three months ended March 31, 2022 and 2021, respectively, pursuant to a clinical research support agreement (the “CRSA) relating to the Phase 1 clinical trial for CpG-STAT3siRNA to be conducted at COH. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

Duet (DUET-02 and DUET-03) License Agreements

On June 25, 2021, the Company entered into two exclusive, worldwide license agreements with COH relating to Duet’s drug candidates. The Company obtained the rights to negotiate the CpG-STAT3ASO Patent Rights License Agreement and the CpG-STAT3decoy Patent Rights License Agreement (together, the “Duet License Agreements”) with COH as part of the Duet acquisition in June 2021 (see Note 4). Under the terms of the Duet License Agreements, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the Duet License Agreements, including net sales generated from sub-licensees. The Company incurred upfront license fees of $335,622 in connection with the Duet License Agreements, of which $181,436 was included in accrued expenses at December 31, 2021. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $6,750,000 for each license, or $13,500,000 in the aggregate. None of the milestones in the Duet License Agreements have been reached and therefore, as of March 31, 2022, and December 31, 2021, there is no obligation to make any milestone payments.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.      Commitments and Contingencies

Research and Development Agreements

The Company has entered into various research and development agreements which require the Company to provide certain funding and support. See Note 7 for further information regarding these agreements.

Legal Proceedings

The Company is involved in litigation initiated by or against current and former officers and/or directors and certain of the family members of such persons (the “Adverse Parties”). The Adverse Parties are primarily Morris Laster and certain of his family members (“Laster”), Ashish P. Sanghrajka (“Sanghrajka”) and/or Paul Hopper (“Hopper”). Laster and Sanghrajka are former officers and directors of the Company and Hopper is a former director of the Company.

In April 2021, Laster initiated litigation against the Company in the Delaware Court of Chancery (the “Chancery Court”) relating to ownership and transferability of shares of the Company’s common stock (the “Delaware Litigation”). Pursuant to a stipulation approved by the Chancery Court in the Delaware Litigation, the parties agreed to, among other things, an expedited timeline for resolving the Delaware Litigation with a trial intended to be held in December 2021. Such stipulation also provided for adjournments or postponements of the Company’s 2021 Annual Meeting of Stockholders (“2021 Annual Meeting”), such that the 2021 Annual Meeting would be held and the vote on the items of business to be considered at the 2021 Annual Meeting would take place during a specified time after a decision on the merits by the Chancery Court or a final settlement between the parties. Pursuant to additional proceedings in the Chancery Court, the Company became subject to further expedition for document production. The Company’s inability to meet such production deadlines, among other things, resulted in the Company being sanctioned by the Chancery Court. Laster made several motions relating to such sanctions, including seeking to recover legal fees. Commencing in January 2022, the Chancery Court, by subsequent hearings and court orders, specified the categories and amounts of legal fees which would be reimbursable. Pursuant to the foregoing, in May 2022, the Company reimbursed approximately $0.4 million of legal fees, which is included in accounts payable and accrued expenses as of March 31, 2022 (see Note 5) and included in general and administrative expenses for the three months ended December 31, 2022. In an attempt to mitigate the dispute, reduce the ongoing expenses and disruption of expedition, and limit exposure under sanctions, the Company has taken steps in an effort to resolve the Delaware Litigation, including facilitating the transfer by the then-record owner to Laster of record ownership of the 3,500,000 shares of common stock and facilitating the delivery of an irrevocable proxy by the then-record owner to Laster to vote such shares. The Delaware Litigation remains in discovery with a trial date scheduled for late October 2022.

In July 2021, the Company reported that it had terminated the employment of Sanghrajka, the Company’s former president, in accordance with the terms of his employment agreement. The Company also reported that the Audit Committee had conducted an internal review and, as a result of such review, the Executive Committee and Audit Committee requested the resignations of Sanghrajka and Hopper from the Board of Directors of the Company (the “Board”). Sanghrajka and Hopper resigned from the Board on May 11, 2022 and May 18, 2022, respectively. In August 2021, Sanghrajka filed a lawsuit against the Company and several other parties alleging, among other things, that he was wrongfully terminated by the Company. The Company believes Sanghrajka’s lawsuit is without merit. The Company filed a lawsuit, subsequently withdrawn, against Sanghrajka and Hopper and an affiliate of Hopper alleging, among other things, fraud and breaches of fiduciary duty and contractual obligations owed to the Company in connection with Hopper’s sale of Bioscience Oncology to the Company, and for declaratory judgment that Sanghrajka and Hopper are not entitled to indemnification or advancement of expenses. In response to the lawsuit filed by the Company, counsel for Sanghrajka and Hopper sent a letter to the Company demanding indemnification and advancement of expenses relating to the Company’s lawsuit against them. In October 2021, the Company received a letter from counsel in Australia for Hopper claiming, among other things, that the Company made defamatory statements about Hopper in certain of its SEC filings, including in the filing disclosing the request for Hopper to resign. The Company believes that Hopper’s claims are without merit.

On October 26, 2021, the Adverse Parties filed a stockholders derivative lawsuit (the “Derivative Complaint”), purportedly on behalf of the Company, against all of the other members of the Company’s Board, excluding Sanghrajka and Hopper, and certain of their affiliates in the Chancery Court. The Derivative Complaint set forth various assertions and allegations against the Executive Committee Directors and Independent Directors. On November 12, 2021, the Company filed a motion to dismiss the Derivative Complaint. On March 11, 2022, the Chancery Court dismissed the Derivative Complaint.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.      Commitments and Contingencies (Continued)

On December 16, 2021, HCFP/Capital Partners VIB LLC (“VIB”) filed a Motion to Intervene and attached its Complaint in Intervention, which alleges, among other things, that although Laster claims to have acquired 6,000,000 shares of the Company’s common stock in June 2017, Laster never owned or acquired those shares because he did not sign or agree to VIB’s operating agreement, which is the only way he could have obtained such shares. On January 3, 2022, the Executive Committee Directors filed a Verified Complaint pursuant to Section 225 of the Delaware General Corporation Law challenging the results of the 2021 Annual Meeting pursuant to which Laster’s two nominees were elected to the Board (the “Section 225 Action”), on the basis that, among other things, (i) Laster improperly voted 6,000,000 shares of the Company’s common stock at the 2021 Annual Meeting because Laster does not own such shares over which Laster improperly and incorrectly claimed ownership, and (ii) Laster would have not succeeded at the 2021 Annual Meeting but for the fact they improperly voted such shares given that an overwhelming majority (of more than 90%) of unaffiliated stockholders’ votes were in favor of the incumbent directors. On April 26, 2022, the directors who joined the Company’s Board as a result of the election results being contested by the Section 225 Action voluntarily resigned from the Board.

Litigation is highly unpredictable and the costs of litigation, including legal fees, costs and expenses, could be significant. Given the inherent uncertainties, the Company may become subject to liabilities, including monetary damages. Any such liabilities could have a material adverse impact on the Company’s business, financial position, results of operations and cash flows.

9.      Stockholders’ Equity

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

On July 31, 2021, the Company issued 6,169,771 W Warrants in connection with the conversion of the Convertible Notes (Note 6).

In connection with and to enable the closing of the Private Placement (see Note 3), the Company entered into a Warrant Contribution Agreement with CP18B2 pursuant to which CP18B2 contributed 3,000,000 W Warrants back to the Company in exchange for cancellation of the Note Receivable, including the interest.

During the three months ended March 31, 2022, no warrants were issued, exercised, or forfeited. As of March 31, 2022, 11,854,209 warrants were outstanding and exercisable at a weighted-average exercise price of $3.95. As of March 31, 2022, the remaining contractual term of the outstanding warrants was 4.5 years.

AIOs

During the three months ended March 31, 2022, no AIOs or Placement Agent AIOs (see Note 3) were exercised or forfeited. As of March 31, 2022, an aggregate of 3,225,000 AIOs and Placement Agent AIOs were outstanding at a weighted-average exercise price of $3.19. As of March 31, 2022, the remaining contractual term of the outstanding AIOs was 4.6 years.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.      Stock Options

Effective September 24, 2018, the Company approved the Scopus BioPharma Inc. 2018 Equity Incentive Plan (the “Plan”), and reserved 1,000,000 shares of the Company’s common stock, such amount subsequently being increased to 2,400,000 shares, for issuance under the Plan. As of March 31, 2022, there were 1,730,465 shares available for issuance under the Plan. The stock options shall be granted at an exercise price per share equal to at least the fair market value of the shares of common stock on the date of grant and generally vest over a three-year period.

Stock option activity is summarized as follows for the three months ended March 31, 2022:

			Weighted-
		Weighted-	average
		average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at December 31, 2021	972,500	$5.22	4.94
Granted	—	—	—
Exercised	—	—	—
Forfeited	(130,465)	5.50	—
Outstanding at March 31, 2022	842,035	$5.18	4.85
Vested and exercisable at March 31, 2022	657,638	$5.14	5.09
Unvested at March 31, 2022	184,397	$5.31	3.98

Included in the table above are 172,500 options issued to the underwriters outside of the Plan in connection with the Company’s public offerings (see Note 3).

Stock-based compensation associated with vesting options was $95,028 and $183,334 for the three months ended March 31, 2022 and 2021, respectively, which is included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of March 31, 2022, total unrecognized stock-based compensation expense was $555,688 and is expected to be recognized over the remaining weighted-average contractual vesting term of 1.6 years.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    Related Party Transactions (Continued)

For both three months ended March 31, 2022 and 2021, the Company incurred expenses of $159,000 related to the above. The costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. Amounts payable to Portfolio Services as of March 31, 2022 and December 31, 2021 were $0.

Pursuant to a management services agreement with Clil Medical Ltd. (“Clil”), an affiliate of a co-founder and former director of the Company, such individual was obligated to provide executive and other management services to the Company. This management services agreement was terminated in June 2020 and, concurrently, such individual resigned as a director of the Company, but continued to serve in various other capacities for the Company and its subsidiaries. Subsequently, such individual submitted resignations to the Company and its subsidiaries. The Company and such individual do not agree on various matters, including obligations under the applicable management services agreement, both prior and subsequent to its termination. The amounts for the services provided through the termination date were fully accrued for as of March 31, 2022 and December 31, 2021. No expenses were incurred under this management services agreement for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the total amount due to Clil was $198,530, and is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

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

On September 26, 2021, the Board approved an indemnification agreement (the “Indemnification Agreement”), pursuant to which the Company has agreed to indemnify each of the Executive Committee Directors, the employees of HCFP, and certain affiliates and related entities (collectively, the “Indemnified Parties”) from and against any losses, claims, damages or liabilities, including reasonable attorney’s fees, suffered or incurred by the Indemnified Parties in connection with any disputes, litigation or threatened litigation (whether existing prior to or commencing after the date of the Indemnification Agreement) involving certain current or former executives and directors of the Company and arising or resulting from any Indemnified Party’s affiliation or involvement with the Company, including in connection with the provision of additional services beyond those initially contemplated under the Portfolio Services management services agreement. The Indemnification Agreement also provides that the Company will advance expenses to any Indemnified Party, including legal fees, incurred by such Indemnified Party in connection with any litigation or proceeding to which such Indemnified Party is entitled to indemnification under the Indemnification Agreement. The Company incurred approximately $16,585 and $0 in legal and other related professional fees in connection with this Indemnification Agreement for the three months ended March 31, 2022 and 2021.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2022 and 2021. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.

13.    Subsequent Events

Other than what is disclosed below, or elsewhere in these notes, there are no material subsequent events requiring additional disclosure.

On April 7, 2022, the Company entered into a sponsored research agreement (the “Kortylewski SRA”) with COH for research to be conducted by Marcin Kortylewski, Ph.D., a Co-Founder and Senior Advisor of Duet and Professor in the Department of Immuno-Oncology at COH. Pursuant to the Kortylewski SRA, Dr. Kortylewski and his lab will be evaluating novel chemical structures and formulations to increase the stability of siRNA-based molecules to enable systemic delivery. The research under the Kortylewski SRA is expected to be conducted over a two-year period at a cost of approximately $200,000 per year.

On April 19, 2022, the Company entered into an amendment to the CpG-STAT3ASO Patent Rights License Agreement with COH to secure a non-exclusive royalty bearing right and license to use and make derivative works of certain technical information and know how related to CpG-STAT3ASO. In connection with the amendment, the Company agreed to make a one-time non-refundable license fee payment of $25,000 to COH within five days of the effective date of the amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022, as amended on May 2, 2022 (collectively, the “2021 Form 10-K”), and certain other reports filed with the SEC as may be set forth below.

Forward Looking Statements

This quarterly report on Form 10-Q (“Quarterly Report”) and other reports filed by Scopus BioPharma Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” described in our 2021 Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Unless otherwise stated in this Quarterly Report, “we”, “us”, “our”, “Company”, “Scopus” and “Scopus BioPharma” refer to Scopus BioPharma Inc. and its subsidiaries.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Quarterly Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Quarterly Report or to conform statements to actual results or revised expectations, except as required by law.

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

DUET-01 is in a Phase 1 clinical trial, as a monotherapy, for B-cell non-Hodgkin lymphoma (“NHL”). The design of the existing investigator-sponsored clinical protocol for DUET-01, including the number of study visits, together with constraints on mobility and travel due to the COVID-19 pandemic, has continued to cause delays in enrollment. We have been engaged in ongoing discussions with the sponsor, who has been evaluating the applicable protocol with a view to reducing and/or more closely concentrating subject visits to facilitate enrollment. As a small interfering RNA (“siRNA”)-based technology, DUET-01 is delivered intratumorally. Pursuant to a sponsored research agreement, research is being initiated to evaluate increasing the stability of novel siRNA-based molecules to enable systemic delivery. DUET-02 is being developed for systemic delivery. We are, through Duet, developing DUET-02, which has a similar mechanism of action to DUET-01, except the STAT3 inhibitor is an antisense (“ASO”) RNA molecule rather than a small interfering RNA (“siRNA”). The STAT3ASO molecule binds directly to the STAT3 mRNA, recruiting ribonuclease H1 (“RNase H1”) to degrade the STAT3 mRNA. The use of ASO permits other chemical modifications resulting in greater stability in human blood. This allows for systemic treatment of harder-to-reach solid tumors such as prostate or kidney cancers. Dose-range finding studies, good laboratory practice (“GLP”) toxicology studies, and good manufacturing process (“GMP”) manufacturing of the drug substance and product are all currently in process. Duet expects to file an investigational new drug application (“IND”) for DUET-02 in Q4 2022 in advanced solid malignancies, with Phase 1 clinical trials anticipated to begin in Q1 2023 in the United States. DUET-03 uses an alternative to the destruction of mRNA to silence STAT3 activity, such as with DUET-01 and DUET-02, instead targeting the actual STAT3 transcription factor protein. Duet is also evaluating combination therapies with checkpoint inhibitors. On an ongoing basis, we continue to refine, update and enhance our immuno-oncology pipeline and target indications, including prioritizing solid tumor indications. We also continually evaluate the possibilities of additional studies with a view to enhancing, among other things, the effectiveness and method of delivery of our drug candidates and identifying additional protections for our intellectual property.

We have licenses for additional drug candidates, including drug candidates targeting systemic sclerosis (“SSc”) and other fibrotic conditions and opioid-sparing pain treatments. As a result of our increased emphasis on its immuno-oncology programs and other considerations, we have been continuing to reduce allocations of resources to other programs.

We have devoted significant resources to our development efforts relating to our drug candidates. On an ongoing basis, we continue to refine, update and enhance our immuno-oncology pipeline and target indications, including prioritizing solid tumor indications. We also continually evaluate the possibilities of additional studies with a view to enhancing, among other things, the effectiveness and method of delivery of our drug candidates and identifying additional protections for our intellectual property.

We do not have any products approved for sale and have not generated any revenue. We expect to continue to incur significant expenses and increasing operating losses. We anticipate that all of our expenses will increase substantially, including as we:

●	continue our research and development efforts;
●	contract with third-party research organizations to management our clinical and pre-clinical trials for our drug candidates;
●	outsource the manufacturing of our drug candidates for clinical testing and pre-clinical trials;
●	seek to obtain regulatory approvals for our drug candidates;
●	maintain, expand, and protect our intellectual property portfolio;
●	add operational, financial and management information systems and personnel to support our research and development and regulatory efforts;
●	continue to be engaged in litigation and actions taken by and/or against the Adverse Parties and Adverse Stockholders; and
●	operate as a public company.

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

We have incurred net losses in every year since our inception. Our net loss has materially increased for the year ended December 31, 2021. From inception (April 18, 2017) until March 31, 2022, we have funded our operations through the issuance of common stock, warrants, AIOs and convertible notes. As of March 31, 2022, we had an accumulated deficit of approximately $46.1 million.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States (“GAAP”). Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Please refer to the information provided under the heading “Critical Accounting Policies and Estimates” included in our 2021 Form 10-K. There were no material changes to such policies in the three months ended March 31, 2022.

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

Results of Operations

Three Months Ended March 31, 2022 Versus Three Months Ended March 31, 2021

The following table summarizes our results of operation for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in thousands)	March 31,
	2022	2021	Change	% Change
Operating Expenses:
General and Administrative	$4,292	$1,819	$2,473	136.0%
Research and Development	369	1,254	(885)	(70.6)%
Loss from Operations	(4,661)	(3,073)	(1,588)	51.7%
Other income (expense):
Interest expense	-	(332)	332	(100.0)%
Net Loss	$(4,661)	$(3,405)	$(1,256)	36.9%

Our net losses were approximately $4.7 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively, an increase of approximately $1.3 million or 36.9%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business, including fees, costs and expenses relating to the Adverse Parties litigation.

Revenue

We did not have any revenue during the three months ended March 31, 2022 and 2021. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses in the three months ended March 31, 2022 and 2021 of approximately $4.3 million and $1.8 million, respectively, an increase of approximately $2.5 million or 136.0%. This increase in general and administrative expenses is substantially attributable to an increase in legal fees of approximately $2.6 million during the three months ended March 31, 2022 due to the legal proceedings discussed elsewhere within this report and within the 2021 Form 10-K, of which there were none during the three months ended March 31, 2021. These expenses include legal fees and other expenses incurred in connection with the legal services provided to the Board and certain directors and committees thereof. See “Legal Proceedings” for additional information.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of the costs associated with our acquisition of intellectual property that is classified as in-process research and development and fees incurred under our agreements with COH, the NIH and Hebrew University, including the expenses associated with securities issued in connection with such agreements, as applicable. For the three months ended March 31, 2022 and 2021, we incurred research and development expenses of approximately $0.4 million and $1.3 million, respectively, a decrease of approximately $0.9 million or 70.6%. The decrease in research and development costs is primarily attributable to the decrease in costs of $1.1 million associated with the filing of the IND, drug manufacturing and the Phase 1 clinical trial expenses for DUET-01. The decrease was partially offset by $0.2 million increase in patent fees and preclinical expenses incurred in relation to DUET-02 and DUET-03 drug candidates, acquired in June 2021. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the development of our drug candidates.

Other Income (Expense)

Other income (expense) consists of interest expense on our Convertible Notes. Interest expense decreased from $0.3 million for the three months ended March 31, 2021 to $0 for the three months ended March 31, 2022. Effective July 31, 2021, the holders of the Convertible Notes converted, under the original terms of the Convertible Notes, an aggregate of approximately $3.1 million of initial principal and accrued and unpaid interest at a rate of $0.50 per W Warrant, resulting in the issuance of 6,169,771 W Warrants. The remaining outstanding principal and accrued and unpaid interest through July 31, 2021 of approximately $0.1 million was repaid in cash. Accordingly, we had no further obligations under the Convertible Notes at any time from July 31, 2021 through March 31, 2022.

Liquidity and Capital Resources

We have incurred losses since our inception and, as of March 31, 2022, we had an accumulated deficit of approximately $46.1 million. We anticipate that we will continue to incur losses for at least the next several years. Since April 18, 2017 (inception) through March 31, 2022, we have funded our operations principally with approximately $29.1 million in gross proceeds from the sale of convertible notes, common stock, warrants and units comprised of common stock and warrants, the exercise of a portion of such warrants, and units comprised of common stock and additional investment options (“AIOs”).

For the three months ended March 31, 2022, we used approximately $4.0 million of cash in operations, which was attributable to our net loss of approximately $4.7 million and changes in operating assets and liabilities of approximately $0.6 million and approximately $0.1 million of non-cash expenses.

We are party to litigation in several matters as of the date hereof. Litigation is highly unpredictable and the costs of litigation, including legal fees and expenses, and the possible liabilities, including monetary damages, to which we could become subject could be significant. Any such liabilities could have a material adverse effect on us. We have recorded a liability as of March 31, 2022 of approximately $0.4 million, related to our legal proceedings. Subsequent to March 31 2022, we have continued to commit significant capital resources relating to ongoing litigation. Our existing capital resources will not be sufficient to fully implement our business plan, including the development of our drug candidates, while also continuing to be subject to or pursuing ongoing litigation. We will require additional financing and there can be no assurance that any such financing will be available on satisfactory terms, or at all. Moreover, our ability to raise capital is currently impeded by limited availability of authorized common stock. Further, there can be no assurance that the absence of any additional financing, as necessary, will not have a material adverse effect on us. See “Legal Proceedings”.

Our ability to fund our operations is dependent upon management’s plans, which include raising capital through issuances of debt and equity securities, securing research and development grants, and controlling our expenses. A failure to raise sufficient financing and/or control expenses, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives.

This evaluation is further impacted by the ongoing pandemic relating to the COVID-19 coronavirus. While the extent of its impact depends largely on the spread and duration of the outbreak, the pandemic has and may still result in disruptions to capital raises, employees, and vendors which has and may still result in negative impacts to our operational and financial results.

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

Our future capital requirements will depend on many factors, including:

●	the progress, costs, results and timing of our drug candidates’ future clinical studies and future pre-clinical trials, and the clinical development of our drug candidates for other potential indications beyond their initial target indications;
●	the willingness of the FDA and the EMA to accept our future drug candidate clinical trials, as well as our other completed and planned clinical and pre-clinical studies and other work, as the basis for review and approval of our drug candidates;
●	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
●	the number and characteristics of drug candidates that we pursue, including our drug candidates in future pre-clinical development;
●	the ability of our drug candidates to progress through clinical development successfully;
●	our need to expand our research and development activities;
●	the costs of litigations with Adverse Parties;
●	the costs associated with securing and establishing commercialization and manufacturing capabilities;
●	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
●	our ability to maintain, expand and defend the scope of our licensed intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	our need and ability to hire additional management and scientific and medical personnel;
●	the effect of competing technological and market developments;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	the duration and spread of the COVID-19 pandemic, and associated operational delays and disruptions and increased costs and expenses;
●	the economic factors, geopolitical risks and sanctions and other terms; and
●	timing and success of any collaboration, licensing or other arrangements into which we may enter in the future.

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

The Company is continually monitoring the impact of the global pandemic on its business and its product development efforts, including any impact on the timing and/or costs for its clinical trials, IND-enabling work, and other research and development activities. At various times since the onset of the global pandemic, our locations have been severely affected by COVID-19 and, as a result, have been subject to various requirements to stay at home and self-quarantine, as well as constraints on mobility and travel, especially international travel.

There is no certainty as to the length and severity of societal disruption caused by COVID-19. Consequently, we do not have sufficient visibility to predict the impact of the global pandemic on our operations and overall business, including delays in the progress of our planned pre-clinical work and clinical trials, or by limiting its ability to recruit physicians or clinicians to run our clinical trials, enroll patients or conduct follow-up assessments in our clinical trials. Further, the business or operations of our strategic partners and other third parties with whom we conduct business may also be adversely affected by the global pandemic. We continue to monitor the impact of the global pandemic, including regularly reevaluating the timing of our research and development and clinical milestones. Until we are able to gain greater visibility as to the impact of the global pandemic, we intend to commit greater resources to our existing and future programs in the United States and are slowing investment in program development outside the United States.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in litigation initiated by or against certain current and former officers and/or directors and, as the case may be, certain family members (the “Adverse Parties”). Adverse Parties are primarily Morris Laster and certain of his family members (“Laster”), Ashish P. Sanghrajka (“Sanghrajka”) and/or Paul Hopper (“Hopper”). Laster and Sanghrajka are former officers and directors of the Company and Hopper is a former director of the Company.

In connection with the issues in dispute in such litigation and certain related matters, including disputes relating to ownership and transferability of shares of the Company’s common stock (the “Delaware Litigation”), the Company was subject to a proxy contest (the “Proxy Contest”) relating to its 2021 Annual Meeting of Stockholders (“2021 Annual Meeting”). The outcome of the 2021 Annual Meeting is currently subject to an action pursuant to Section 225 of the Delaware General Corporation Law challenging the election results (the “Section 225 Action”). The Section 225 Action and certain of the other pending litigations have been consolidated into a single action in the Delaware Court of Chancery (the “Chancery Court”). Separately, the Audit Committee of the Company’s Board, with the assistance of outside counsel, conducted an internal review of the actions of two Board members, one of whom is the Company’s former president. As a result of the review, the Company terminated the employment of its former president in accordance with the terms of his employment agreement, pursuant to which the Company has no further financial obligations, and the Audit and Executive Committees requested the resignation from the Board of Directors of the Company (the “Board”) of both directors. Sanghrajka and Hopper resigned from the Board on May 11, 2022 and May 18, 2022, respectively. In August 2021, Sanghrajka filed a lawsuit against the Company and several other parties alleging, among other things, that he was wrongfully terminated by the Company. The Company believes Sanghrajka’s lawsuit is without merit. The Company filed a lawsuit, subsequently withdrawn, against Sanghrajka and Hopper and an affiliate of Hopper alleging, among other things, fraud and breaches of fiduciary duty and contractual obligations owed to the Company in connection with Hopper’s sale of Bioscience Oncology Pty Ltd (“Bioscience Oncology”) to the Company, and for declaratory judgment that Sanghrajka and Hopper are not entitled to indemnification or advancement of expenses. In response to the lawsuit filed by the Company, counsel for Sanghrajka and Hopper sent a letter to the Company demanding indemnification and advancement of expenses relating to the Company’s lawsuit against them. In October 2021, the Company received a letter from counsel in Australia for Hopper claiming, among other things, that the Company made defamatory statements about Hopper in certain of its SEC filings, including in the filing disclosing the request for Hopper to resign. The Company believes that Hopper’s claims are without merit.

In April 2021, Laster initiated the Delaware Litigation against the Company in the Chancery Court with respect to ownership of 3,500,000 shares of the Company’s common stock. Pursuant to a stipulation approved by the Chancery Court in the Delaware Litigation, the parties agreed to, among other things, an expedited timeline for resolving the Delaware Litigation with a trial intended to be held in December 2021. Such stipulation also provided for adjournments or postponements of the Company’s 2021 Annual Meeting, such that the 2021 Annual Meeting would be held and the vote on the items of business to be considered at the 2021 Annual Meeting would take place during a specified time after a decision on the merits by the Chancery Court or a final settlement between the parties. Pursuant to additional proceedings in the Chancery Court, the Company became subject to further expedition for document production. The Company’s inability to meet such production deadlines, among other things, resulted in the Company being sanctioned by the Chancery Court. Laster made several motions relating to such sanctions, including seeking to recover lawyers’ fees. Commencing in January 2022, the Chancery Court, by subsequent hearings and court orders, specified the categories and amounts of legal fees which would be reimbursable. Pursuant to the foregoing, in May 2022, the Company reimbursed approximately $0.4 million of legal fees. In an attempt to mitigate the dispute, reduce the ongoing expenses and disruption of expedition, and limit exposure under sanctions, the Company has taken steps in an effort to resolve the Delaware Litigation, including facilitating the transfer by the then-record owner to Laster of record ownership of the Disputed Shares and facilitating the delivery of an irrevocable proxy by the then-record owner to Laster to vote such shares. The Delaware Litigation remains in discovery with a trial date scheduled for late October 2022.

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

On December 16, 2021, HCFP/Capital Partners VIB LLC (“VIB”) filed a Motion to Intervene and attached its Complaint in Intervention, which alleges, among other things, that although Laster claims to have acquired 6,000,000 shares of our common stock in June 2017, Laster never owned or acquired those shares because he did not sign or agree to VIB’s operating agreement, which is the only way he could have obtained such shares. On January 3, 2022, the Executive Committee Directors filed a Verified Complaint pursuant to Section 225 of the Delaware General Corporation Law challenging the results of the 2021 Annual Meeting pursuant to which Laster’s two nominees were elected to the Board, on the basis that, among other things, (i) Laster improperly voted 6,000,000 shares of the Company’s common stock at the 2021 Annual Meeting because Laster does not own such shares over which Laster improperly and incorrectly claimed ownership, and (ii) Laster would have not succeeded at the 2021 Annual Meeting but for the fact he improperly voted such shares given that an overwhelming majority (of more than 90%) of unaffiliated stockholders’ votes were in favor of the incumbent directors. On April 26, 2022, the directors who joined the Company’s Board as a result of the election results being contested by the Section 225 Action voluntarily resigned from the Board.

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

Item 1A. Risk Factors.

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our 2021 Form 10-K. The risks described in our 2021 Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

SCOPUS BIOPHARMA INC.

Date: May 19, 2022	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director
(Principal Executive Officer)

Date: May 19, 2022	By:	/s/ Robert J. Gibson
Robert J. Gibson
Vice Chairman, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)