Form 10-Q
period 2022-06-30
Scopus BioPharma Inc.
filed 2022-08-15
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

(212) 479-2513

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

As of August 12, 2022, there were 21,094,264 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$1,156,465	$7,942,971
Prepaid expenses and other current assets	513,695	241,904
Total current assets	1,670,160	8,184,875

Property and equipment, net	2,812	2,840
Total assets	$1,672,972	$8,187,715

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$5,371,224	$4,170,266

COMMITMENTS AND CONTINGENCIES (NOTE 8)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,094,264 issued and outstanding	21,094	21,094
Additional paid-in capital	45,728,212	45,538,156
Accumulated deficit	(49,435,525)	(41,455,148)
Accumulated other comprehensive loss	(12,033)	(86,653)
Total stockholders’ equity (deficit)	(3,698,252)	4,017,449
Total liabilities and stockholders’ equity (deficit)	$1,672,972	$8,187,715

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	2,670,135	1,726,988	6,961,801	3,545,793
Research and development	649,468	13,555,633	1,018,576	14,810,130
Total operating expenses	3,319,603	15,282,621	7,980,377	18,355,923
Loss from operations	(3,319,603)	(15,282,621)	(7,980,377)	(18,355,923)
Other expense:
Interest expense	—	(332,005)	—	(664,010)
Change in fair value of common stock warrant liability	—	(14,274)	—	(14,274)
Total other expense	—	(346,279)	—	(678,284)
Net loss	(3,319,603)	(15,628,900)	(7,980,377)	(19,034,207)
Comprehensive income (loss):
Foreign currency translation adjustment	56,754	(12,369)	74,620	7,609
Total comprehensive loss	$(3,262,849)	$(15,641,269)	$(7,905,757)	$(19,026,598)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.97)	$(0.38)	$(1.21)

Weighted-average common shares outstanding:
Basic and diluted	21,094,264	16,191,699	21,094,264	15,766,731

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of December 31, 2021	21,094,264	$21,094	$45,538,156	$—	$(41,455,148)	$(86,653)	$4,017,449
Stock-based compensation expense	—	—	95,028	—	—	—	95,028
Foreign currency translation adjustment	—	—	—	—	—	17,866	17,866
Net loss	—	—	—	—	(4,660,774)	—	(4,660,774)
Balances as of March 31, 2022	21,094,264	21,094	45,633,184	—	(46,115,922)	(68,787)	(530,431)
Stock-based compensation expense	—	—	95,028	—	—	—	95,028
Foreign currency translation adjustment	—	—	—	—	—	56,754	56,754
Net loss	—	—	—	—	(3,319,603)	—	(3,319,603)
Balances as of June 30, 2022	21,094,264	$21,094	$45,728,212	$—	$(49,435,525)	$(12,033)	$(3,698,252)

						Accumulated Other
	Common Stock		Additional	Note	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balances as of December 31, 2020	14,577,597	$14,578	$14,224,000	$(1,500,000)	$(14,501,739)	$(68,067)	$(1,831,228)
Issuance of common stock - net of issuance costs of $1,168,900	1,150,000	1,150	9,179,950	—	—	—	9,181,100
Stock-based compensation expense	—	—	183,334	—	—	—	183,334
Foreign currency translation adjustment	—	—	—	—	—	19,978	19,978
Net loss	—	—	—	—	(3,405,307)	—	(3,405,307)
Balances as of March 31, 2021	15,727,597	15,728	23,587,284	(1,500,000)	(17,907,046)	(48,089)	4,147,877
Issuance of common stock for acquisition of in-process research and development	1,100,000	1,100	7,654,901	—	—	—	7,656,001
Issuance of common stock on achievement of research and development milestones	1,266,667	1,266	5,065,401	—	—	—	5,066,667
Common stock warrant liability	—	—	(3,400,643)	—	—	—	(3,400,643)
Stock-based compensation expense	—	—	187,568	—	—	—	187,568
Foreign currency translation adjustment	—	—	—	—	—	(12,369)	(12,369)
Net loss	—	—	—	—	(15,628,900)	—	(15,628,900)
Balances as of June 30, 2021	18,094,264	$18,094	$33,094,511	$(1,500,000)	$(33,535,946)	$(60,458)	$(1,983,799)

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,980,377)	$(19,034,207)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,191	772
Issuance of common stock and warrants for acquisition of in-process research and development	—	7,656,001
Issuance of common stock on achievement of research and development milestones	—	5,066,667
Change in fair value of common stock warrant liability	—	14,274
Stock-based compensation	190,056	370,902
Amortization of debt issuance costs and debt discount	—	519,518
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(277,563)	(403,813)
Accounts payable and accrued expenses	1,213,620	1,050,644
Net cash used in operating activities	(6,853,073)	(4,759,242)

Cash flows from investing activities:
Purchases of property and equipment	(1,552)	—

Cash flows from financing activities:
Gross proceeds from issuance of common stock	—	10,350,000
Issuance costs related to the issuances of common stock	—	(1,168,900)

Net cash provided by financing activities	—	9,181,100

Effects of changes in foreign currency exchange rates on cash	68,119	7,084

Net increase (decrease) in cash	(6,786,506)	4,428,942

Cash, beginning of period	7,942,971	1,832,100

Cash, end of period	$1,156,465	$6,261,042

Supplemental disclosure of cash flow information:
Non-cash financing activity:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$1,999
Purchase price for acquisitions payable in cash in accounts payable and accrued expenses	$—	$6,446

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      Organization and Description of the Business

Nature of Operations

Scopus BioPharma Inc. (“Scopus”) and its subsidiary, Vital Spark Inc. (“VSI”), are headquartered in New York, New York. Its other subsidiaries, Duet BioTherapeutics, Inc. (“Duet”) (formerly Olimmune Inc.) and Scopus BioPharma Israel Ltd. (“SBI”), are headquartered in Los Angeles, California and Jerusalem, Israel, respectively. Scopus, VSI, Duet, and SBI are collectively referred to as the “Company.” The Company is a biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical need.

Going Concern

The Company is an early-stage company and has not generated revenues to date. As such, the Company is subject to all of the risks associated with early-stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities which have been funded from the issuance of common stock, convertible notes, warrants and additional investment options (“AIOs”). The Company does not expect to generate positive cash flows from operating activities for at least the next several years, if at all, until such time it completes the development of its drug candidates, including obtaining regulatory approvals, and anticipates incurring operating losses for the foreseeable future.

The Company incurred net losses of $3,319,603 and $7,980,377 for the three and six months ended June 30, 2022 and had an accumulated deficit of $49,435,525 as of June 30, 2022. The Company’s net cash used in operating activities was $6,853,073 for the six months ended June 30, 2022. Further, while the Company has raised significant cash proceeds from public offerings and private placements (see Note 3), the Company still has significant obligations related to certain research and development acquisitions and research and development agreements (see Notes 4 and 7).

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

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nasdaq Listing

On January 13, 2022, the Company received a deficiency notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5500(b)(2) requiring listed securities to maintain a minimum market value of $50,000,000. On July 13, 2022, the Company received an additional letter from Nasdaq stating that because the Company had not regained such compliance as of July 12, 2022, trading of the Company’s common stock on Nasdaq would be suspended on July 22, 2022 and removed from listing and registration, unless the Company were to request an appeal to a Nasdaq hearings panel by July 20, 2022, which the Company requested prior to such deadline. The Company has a hearing with Nasdaq scheduled for late August 2022 at which the panel will consider the Company’s plan for regaining compliance. Until the hearings panel renders a decision on the Company’s appeal, this delisting action will be stayed and the Company’s common stock will continue to be listed on Nasdaq.

COVID-19 Pandemic

The Company is continually monitoring the impact of the global pandemic on its business, especially since the Company conducts activities in multiple locations, both in and outside of the United States. These locations are New York City and Los Angeles in the United States and Jerusalem and Tel Aviv in Israel. At various times since the onset of the global pandemic, these locations have been severely affected by COVID-19 and, as a result, have been subject to various requirements to stay at home and self-quarantine, as well as constraints on mobility and travel, especially international travel. The onset of COVID-19 in March 2020 and its ensuing effects resulted in delays in the implementation of the Company’s business plan, including in the progress of its development programs. Such delays affected, among other things, implementation of clinical efforts, including patient enrollment. As the COVID pandemic has eased, many COVID-related restrictions have been loosened or lifted. However, public health officials have repeatedly warned of a possible resurgence of COVID-19, including as a result of new variants of the virus or other unpredictable events. Any resurgence in the severity of the COVID-19 pandemic would likely have a further impact on the implementation of the Company's business plan. Further, the business or operations of the Company’s strategic partners and other third parties with whom it conducts business may also be adversely affected by COVID. The Company continues to monitor the impact of the global pandemic, including regularly reevaluating the timing of its research and development and clinical milestones.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Warrants	23,458,418	17,318,876	23,458,418	17,318,876
Convertible Notes (if converted)	—	12,591,988	—	12,458,161
Stock options	776,321	1,272,500	812,600	1,300,190
Additional Investment Options (AIOs)	3,225,000	—	3,225,000	—
Contingent consideration in common stock	1,266,666	2,227,222	1,266,666	2,358,413
Total	28,726,405	33,410,586	28,762,684	33,435,640

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 14, 2022, the Company entered into amendments to the purchase agreements and registration rights agreements with the investors in the Private Placement, pursuant to which the parties (i) agreed to remove the requirement that the Company hold a stockholders meeting to increase the amount of authorized common stock in the Company’s Certificate of Incorporation and (ii) agreed to have the Series B AIOs be immediately exercisable upon effectiveness of that certain Registration Statement of Form S-3 (File No 333-261991), which was declared effective by the SEC on January 18, 2022, (the “Effectiveness Date”). In addition, the Placement Agent AIOs issued in connection with the Private Placement were amended to also become immediately exercisable upon the Effectiveness Date and the restriction on the Company conducting subsequent equity sales for a period of 60 days contained in the original purchase agreements, which expired in March 2022, was amended to commence on the Effectiveness Date.

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

On June 10, 2020, pursuant to a stock exchange agreement, the Company completed the acquisition of Bioscience Oncology Pty. Ltd. (“Bioscience Oncology”), a pre-clinical biopharmaceutical company which held a single asset, the exclusive right to negotiate a license agreement for CpG-STAT3siRNA (“DUET-01”) with COH (see Note 7). Under the terms of the agreement, the previous shareholders of Bioscience Oncology were eligible to receive additional contingent consideration of up to approximately 2.5 million shares of common stock upon the achievement of specified milestones, which is to be recognized when it is determined the corresponding milestone is probable to be achieved. In June 2021, the previous shareholders of Bioscience Oncology were issued approximately 1.3 million shares of common stock upon achievement of a specified milestone. The fair value of the shares as of the acquisition date totaling approximately $5.1 million was recognized in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss during the second quarter of 2021. As of June 30, 2022, the previous stockholders of Bioscience Oncology remain eligible to receive additional contingent consideration of approximately 1.3 million shares of common stock (the “Contingent Common Stock”) upon achievement of a second specified milestone (see Notes 7 and 9).

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.      Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of:

	June 30,	December 31,
	2022	2021
Professional fees	$4,244,164	$3,298,218
Research and development expenses	827,590	557,390
Management service fees and expenses	198,530	198,530
Other accounts payable and accrued expenses	100,940	116,128
Total accounts payable and accrued expenses	$5,371,224	$4,170,266

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

Effective July 31, 2021, the holders of the Convertible Notes converted, under the original terms of the Convertible Notes, an aggregate of $3,084,875 of initial principal and accrued and unpaid interest at a rate of $0.50 per W Warrant, resulting in the issuance of 6,169,771 W Warrants. The remaining outstanding principal and accrued and unpaid interest through July 31, 2021 of $129,548 was repaid in cash. Accordingly, the Company has no further obligations under the Convertible Notes at June 30, 2022 or December 31, 2021.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

No interest expense was incurred during the three and six months ended June 30, 2022. Interest expense for the three and six months ended June 30, 2021 totaled $332,005 and $664,010, respectively, and is included in “Interest expense” in the accompanying condensed consolidated statements of comprehensive loss. For the three and six months ended June 30, 2021, interest expense includes $72,246 and $144,492, respectively, of interest expense and $259,759 and $519,518,  respectively, of debt discount and amortization of deferred financing costs.

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

Patent fee reimbursement under the Patent License Agreement was $5,017 and $10,034 for the three and six months ended June 30, 2022, respectively. Patent fee reimbursement under the Patent license agreement was $5,017 and $10,034 for the three and six months ended June 30, 2021, respectively. These costs are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Pursuant to the terms of the Patent License Agreement, VSI is required to make minimum annual royalty payments on January 1 of each calendar year, which shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. For the three months ended June 30, 2022 and 2021, $6,250 of this prepaid royalty expense was recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. For the six months ended June 30, 2022 and 2021, $12,500 of this prepaid royalty expense was recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. Through June 30, 2022, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through June 30, 2022, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through June 30, 2022, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of CBD with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company will be obligated to make payments upon the achievement of certain clinical development and product approval milestones. From March 5, 2019 through June 30, 2022, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements. Further, none of the milestones in the agreement have been reached and therefore as of June 30, 2022, there is no obligation to make any milestone payments.

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached and therefore as of June 30, 2022 there is no obligation to make any milestone payments.

CpG-STAT3siRNA (DUET-01) Agreements

In June 2020, the Company entered into an exclusive, worldwide license agreement with COH relating to CpG-STAT3siRNA (the “siRNA Exclusive License Agreement”). In addition to the siRNA Exclusive License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with COH relating to CpG-STAT3siRNA. The Company obtained the right to negotiate the siRNA Exclusive License Agreement with COH as part of the Bioscience Oncology acquisition in June 2020 (Note 4). The Company incurred the license maintenance fees in relation to the siRNA Exclusive License Agreement of $7,500 for each of the three month periods ended June 30, 2022 and 2021, and $15,000 for each of the six month periods ended June 30, 2022 and 2021.

Under the terms of the siRNA Exclusive License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the siRNA Exclusive License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the siRNA Exclusive License Agreement have been reached and therefore as of June 30, 2022, there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at COH for two years in accordance with a predetermined funding schedule. Total expenses incurred in connection with the SRA were $48,611 and $62,500 for the three months ended June 30, 2022 and 2021, respectively, and $111,111 and $125,000 for the six months ended June 30, 2022 and 2021, respectively. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

In March 2021, the Company paid to COH approximately $1.2 million relating to the clinical lot manufacturing and IND preparation costs for CpG-STAT3siRNA and agreed to pay $10,000 per month to COH for certain project management and regulatory services relating to the preparation of the IND for CpG-STAT3siRNA until such IND was filed with the FDA, which occurred in April 2021. Further, the Company incurred costs of $0 and $43,433 during the three and six months ended June 30, 2022, respectively, pursuant to a clinical research support agreement (the “CRSA) relating to the Phase 1 clinical trial for CpG-STAT3siRNA to be conducted at COH and $323,797 and $323,797 during the three and six months ended June 30, 2021, respectively. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

On April 7, 2022, the Company entered into a sponsored research agreement (the “Kortylewski SRA”) with COH for research to be conducted by Marcin Kortylewski, Ph.D., a Co-Founder and Senior Advisor of Duet and Professor in the Department of Immuno-Oncology at COH. Pursuant to the Kortylewski SRA, Dr. Kortylewski and his lab will be evaluating novel chemical structures and formulations to increase the stability of siRNA-based molecules to enable systemic delivery. The research under the Kortylewski SRA is expected to be conducted over a two-year period at a cost of approximately $200,000 per year. The Company incurred $47,119 during the three and six months ended June 30, 2022 related to the Kortylewski SRA, included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Duet (DUET-02 and DUET-03) License Agreements

On June 25, 2021, the Company entered into two exclusive, worldwide license agreements with COH relating to Duet’s drug candidates. The Company obtained the rights to negotiate the CpG-STAT3ASO Patent Rights License Agreement and the CpG-STAT3decoy Patent Rights License Agreement (together, the “Duet License Agreements”) with COH as part of the Duet acquisition in June 2021 (see Note 4). Under the terms of the Duet License Agreements, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the Duet License Agreements, including net sales generated from sub-licensees. The Company incurred upfront license fees of $335,622 in connection with the Duet License Agreements, of which $181,436 was included in accounts payable and accrued expenses at June 30, 2022 and December 31, 2021. The Company incurred $12,500 and $25,000 related to annual license maintenance fees during the three and six months ended June 30, 2022. On April 19, 2022, the Company entered into an amendment to the CpG-STAT3ASO Patent Rights License Agreement with COH to secure a non-exclusive royalty bearing right and license to use and make derivative works of certain technical information and know how related to CpG-STAT3ASO. In connection with the amendment, the Company agreed to make a one-time non-refundable license fee payment of $25,000 to COH within five days of the effective date of the amendment, included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss for the three and six months ended June 30, 2022.

In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $6,750,000 for each license, or $13,500,000 in the aggregate. None of the milestones in the Duet License Agreements have been reached and therefore, as of June 30, 2022, and December 31, 2021, there is no obligation to make any milestone payments.

8.      Commitments and Contingencies

Research and Development Agreements

The Company has entered into various research and development agreements which require the Company to provide certain funding and support. See Note 7 for further information regarding these agreements.

Legal Proceedings

The Company is involved in litigation initiated by or against former officers and/or directors and certain of the family members of such persons (the “Adverse Parties”). The Adverse Parties are primarily Morris Laster and certain of his family members (“Laster”), Ashish P. Sanghrajka (“Sanghrajka”) and/or Paul Hopper (“Hopper”). Laster and Sanghrajka are former officers and directors of the Company and Hopper is a former director of the Company.

In April 2021, Laster initiated litigation against the Company in the Delaware Court of Chancery (the “Chancery Court”) relating to ownership and transferability of shares of the Company’s common stock (the “Delaware Litigation”). Pursuant to a stipulation approved by the Chancery Court in the Delaware Litigation, the parties agreed to, among other things, an expedited timeline for resolving the Delaware Litigation with a trial intended to be held in December 2021. Such stipulation also provided for adjournments or postponements of the Company’s 2021 Annual Meeting of Stockholders (“2021 Annual Meeting”), such that the 2021 Annual Meeting would be held and the vote on the items of business to be considered at the Annual Meeting would take place during a specified time after a decision on the merits by the Chancery Court or a final settlement between the parties. Pursuant to additional proceedings in the Chancery Court, the Company became subject to further expedition for document production. The Company’s inability to meet such production deadlines, among other things, resulted in the Company being sanctioned by the Chancery Court. Laster made several motions relating to such sanctions, including seeking to recover legal fees. Commencing in January 2022, the Chancery Court, by subsequent hearings and court orders, specified the categories and amounts of legal fees which would be reimbursable. In April 2022, the Company was ordered by the Chancery Court to reimburse $358,874 of legal fees, which were paid in May 2022. In an attempt to mitigate the dispute, reduce the ongoing expenses and disruption of expedition, and limit exposure under sanctions, the Company has taken steps in an effort to resolve the Delaware Litigation, including facilitating the transfer by the then-record owner to Laster of record ownership of the 3,500,000 shares of common stock and facilitating the delivery of an irrevocable proxy by the then-record owner to Laster to vote such shares. The Delaware Litigation remains in discovery and a trial is currently anticipated to take place during the first half of 2023.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2021, the Company reported that it had terminated the employment of Sanghrajka, the Company’s former president, in accordance with the terms of his employment agreement. The Company also reported that the Audit Committee had conducted an internal review and, as a result of such review, the Executive Committee and Audit Committee requested the resignations of Sanghrajka and Hopper from the Board. In August 2021, Sanghrajka filed a lawsuit against the Company and several other parties alleging, among other things, that he was wrongfully terminated by the Company. The Company believes Sanghrajka’s lawsuit is without merit. On April 15, 2022, the Company filed a motion to dismiss the Sanghrajka lawsuit. The Company filed a lawsuit, subsequently withdrawn, against Sanghrajka and Hopper and an affiliate of Hopper alleging, among other things, fraud and breaches of fiduciary duty and contractual obligations owed to the Company in connection with Hopper’s sale of Bioscience Oncology to the Company, and for declaratory judgment that Sanghrajka and Hopper are not entitled to indemnification or advancement of expenses. In response to the lawsuit filed by the Company, counsel for Sanghrajka and Hopper sent a letter to the Company demanding indemnification and advancement of expenses relating to the Company’s lawsuit against them. In October 2021, the Company received a letter from counsel in Australia for Hopper claiming, among other things, that the Company made defamatory statements about Hopper in certain of its SEC filings, including in the filing disclosing the request for Hopper to resign. The Company believes that Hopper’s claims are without merit.

On October 26, 2021, the Adverse Parties filed a stockholders derivative lawsuit (the “Derivative Complaint”), purportedly on behalf of the Company, against all of the other members of the Company’s Board of Directors “Board”), excluding Sanghrajka and Hopper, and certain of their affiliates in the Chancery Court. The Derivative Complaint set forth various assertions and allegations against the Executive Committee Directors and Independent Directors. On November 12, 2021, the Company filed a motion to dismiss the Derivative Complaint. On March 11, 2022, the Chancery Court dismissed the Derivative Complaint.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2022, no warrants were issued, exercised, or forfeited. As of June 30, 2022, 11,854,209 warrants were outstanding and exercisable at a weighted-average exercise price of $3.95. As of June 30, 2022, the remaining contractual term of the outstanding warrants was 4.2 years.

Common Stock Warrant Liability

At June 30, 2021, the Company had outstanding 18,094,264 shares of common stock, 8,434,438 W Warrants and 1,722,500 other warrants and stock options. The Company also had $3,190,341 of initial principal and accrued and unpaid interest under its Convertible Notes, which were convertible on or prior to the Maturity Date into W Warrants. The W Warrant became exercisable on October 1, 2021. Each W Warrant is exercisable for one B Unit, which is comprised of one share of common stock and one Z Warrant. Such units became separable into their component parts on April 1, 2022 and the Z Warrants became exercisable on July 1, 2022. Accordingly, as of June 30, 2021, the W Warrants were not exercisable, none of the Convertible Notes had been converted and no other warrants or stock options had been exercised. Notwithstanding the foregoing, pursuant to ASC Topic 815, Derivatives and Hedging (“ASC 815”), the sum of (i) the number of shares of common stock outstanding as of June 25, 2021, (ii) the total number of shares of common stock not yet issued or issuable pursuant to derivative securities and (iii) the number of shares of Contingent Common Stock, which sum is not a determination of shares actually issued and outstanding under applicable law, exceeds the number of authorized shares. Pursuant to ASC 815, the number of shares of common stock calculated as being in excess of the number of authorized shares should be classified as a liability and revalued at the end of each reporting period, as applicable. In accordance with ASC 815, as of June 25, 2021, the Company reclassified from additional paid-in capital to common stock warrant liability a total of 356,836 W Warrants at a fair value of $3,400,643. As of June 30, 2021, the fair value relating to these W Warrants was $3,414,917. The change in fair value of the common stock warrant liability of $14,274 is reflected in “Change in fair value of common stock warrant liability” in the accompanying condensed consolidated statements of comprehensive loss.

As of July 31, 2021 , after giving effect to the conversion of the Convertible Notes on the Maturity Date and giving pro forma effect to the exercise of all derivative securities, including W Warrants (which had not yet become exercisable), Z Warrants (which had not yet become issuable) and all other warrants and stock options (including stock options which had not yet vested), net of forfeiture of 300,000 stock options, the aggregate number of fully-diluted shares of common stock were fewer than the number of authorized shares. On the Maturity Date of the Convertible Notes, initial principal and accrued and unpaid interest of $3,084,875 and $129,548 was converted into 6,169,771 W Warrants and repaid in cash, respectively. None of the W Warrants issued upon conversion of the Convertible Notes were exercisable. At that date, the Company reclassified the fair value of the warrant liability of $1,944,754 into the additional paid-in capital.

The fair value of the common stock warrant liability as of the reclassification date of June 25, 2021 and as of June 30, 2021 was estimated using a Monte Carlo daily price simulation based on the market value of the underlying common stock at the measurement date. Inputs to the model at each date included:

	June 25,	June 30,
	2021	2021
Price of underlying common stock	$6.96	$7.14
Expected dividend rate	0.0%	0.0%
Expected term (years)	6.0	6.0
Weighted-average expected stock price volatility	80.0%	80.0%
Risk-free interest rate	1.1%	1.1%

AIOs

During the six months ended June 30, 2022, no AIOs or Placement Agent AIOs (see Note 3) were exercised or forfeited. As of June 30, 2022, an aggregate of 3,225,000 AIOs and Placement Agent AIOs were outstanding at a weighted-average exercise price of $3.19. As of June 30, 2022, the remaining contractual term of the outstanding AIOs was 4.4 years.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contingent Common Stock

As a result of the Company’s acquisition of Bioscience Oncology, the previous shareholders of Bioscience Oncology are eligible to receive remaining contingent consideration of up to approximately 1.3 million shares of common stock upon the achievement of a specified milestone, which will be recorded if and when it is determined the corresponding milestone is probable to be achieved (see Notes 4 and 7).

10.    Stock Options

Effective September 24, 2018, the Company approved the Scopus BioPharma Inc. 2018 Equity Incentive Plan (the “Plan”), and reserved 1,000,000 shares of the Company’s common stock, such amount subsequently being increased to 2,400,000 shares, for issuance under the Plan. As of June 30, 2022, there were 1,800,000 shares available for issuance under the Plan. The stock options shall be granted at an exercise price per share equal to at least the fair market value of the shares of common stock on the date of grant and generally vest over a three-year period.

Stock option activity is summarized as follows for the six months ended June 30, 2022:

			Weighted-
		Weighted-	average
		average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at December 31, 2021	972,500	$5.22	4.94
Granted	—	—	—
Exercised	—	—	—
Forfeited	(200,000)	5.50	—
Outstanding at June 30, 2022	772,500	$5.15	4.70
Vested and exercisable at June 30, 2022	623,520	$5.08	4.98
Unvested at June 30, 2022	148,980	$5.44	3.54

Included in the table above are 172,500 options issued to the underwriters outside of the Plan in connection with the Company’s public offerings (see Note 3).

Stock-based compensation expenses associated with the vesting of options was $95,028 and $190,056 for the three and six months ended June 30, 2022, respectively, and $187,568 and $370,902 for the three and six months ended June 30, 2021, respectively. Stock-based compensation expense associated with the vesting of options is included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of June 30, 2022, total unrecognized stock-based compensation expense was $460,660 and is expected to be recognized over the remaining weighted-average contractual vesting term of 1.4 years.

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

The Company incurred expenses related to the above of $159,000 and $318,000, respectively, for the three and six months ended June 30, 2022 and $159,000 and $318,000, respectively, for the three and six months ended June 30, 2021. The costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. Amounts payable to Portfolio Services as of June 30, 2022 and December 31, 2021 were $0.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pursuant to a management services agreement with Clil Medical Ltd. (“Clil”), an affiliate of a co-founder and former director of the Company, such individual was obligated to provide executive and other management services to the Company. This management services agreement was terminated in June 2020 and, concurrently, such individual resigned as a director of the Company, but continued to serve in various other capacities for the Company and its subsidiaries. Subsequently, such individual submitted resignations to the Company and its subsidiaries. The Company and such individual do not agree on various matters, including obligations under the applicable management services agreement, both prior and subsequent to its termination. The amounts for the services provided through the termination date were fully accrued for as of June 30, 2022 and December 31, 2021. No expenses were incurred under this management services agreement for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the total amount due to Clil was $198,530, and is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

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

On September 26, 2021, the Board approved an indemnification agreement (the “Indemnification Agreement”), pursuant to which the Company has agreed to indemnify each of the Executive Committee Directors, the employees of HCFP, and certain affiliates and related entities (collectively, the “Indemnified Parties”) from and against any losses, claims, damages or liabilities, including reasonable attorney’s fees, suffered or incurred by the Indemnified Parties in connection with any disputes, litigation or threatened litigation (whether existing prior to or commencing after the date of the Indemnification Agreement) involving certain current or former executives and directors of the Company and arising or resulting from any Indemnified Party’s affiliation or involvement with the Company, including in connection with the provision of additional services beyond those initially contemplated under the Portfolio Services management services agreement. The Indemnification Agreement also provides that the Company will advance expenses to any Indemnified Party, including legal fees, incurred by such Indemnified Party in connection with any litigation or proceeding to which such Indemnified Party is entitled to indemnification under the Indemnification Agreement. The Company incurred approximately $8,501 and $25,087 in legal fees and other expenses in connection with this Indemnification Agreement for the three and six months ended June 30, 2022. The Company incurred no legal fees or other expenses in connection with this Indemnification Agreement for the three and six months ended June 30, 2021.

12.    Income Taxes

The Company did not provide for any income taxes for the three and six months ended June 30, 2022 and 2021. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.    Subsequent Events

Other than what is disclosed below, or elsewhere in these notes, there are no material subsequent events requiring additional disclosure.

As previously disclosed, the Company’s rights under its license with the NIH may overlap with rights which may have been granted to another company. The Company has been in communication with the NIH seeking clarification as to each company’s rights. The Company has also had, from time to time, discussions with such other company to explore possible collaborations. The Company has been unable to enter into any such arrangements. Notwithstanding the Company’s attempts to engage the NIH to clarify these overlapping rights, the NIH has disregarded such requests. By email dated August 15, 2022, the NIH purports to terminate the Company’s rights. The Company rejects the NIH’s purported action and intends to further seek to engage with the NIH in an attempt to protect and clarify its rights.

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

Overview

We are a biopharmaceutical company primarily focusing our development efforts on our immuno-oncology programs. In September 2021, we announced the launch of Duet BioTherapeutics (“Duet”). Duet integrates the management and clinical development of the immunotherapy assets of Scopus and Olimmune Inc. (the “Duet Platform”). Duet BioTherapeutics, formerly Olimmune, was acquired by Scopus in June 2021.

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

An investigational new drug application (“IND”) for DUET-01 for a Phase 1 clinical trial, as a monotherapy, for B-cell non-Hodgkin lymphoma (“NHL”) was filed in April 2021. In May 2021, the United States Food and Drug Administration (“FDA”) approved this IND. The design of such investigator-sponsored clinical protocol for DUET-01, including the number of study visits, together with COVID-related constraints on mobility and travel have caused delays in patient enrollment. As previously disclosed, the clinical study sponsor publicly reported a later possible start date for study enrollment. The clinical study sponsor subsequently reported a further delay in such possible start date. We have engaged in ongoing discussions with the sponsor regarding such enrollment delays and related matters. In April 2022, we entered into a sponsored research agreement (“SRA”) relating to research, currently underway, to evaluate increasing the stability of siRNA-based molecules, including DUET-01 and potential new chemical entities, to enable systemic delivery. DUET-01 is designed for intratumoral delivery. The research under the SRA is being conducted in the laboratory responsible for developing DUET-02, which is designed for systemic delivery. In connection with the SRA, we obtained certain licensing rights to any intellectual property resulting from the research being conducted under such agreement. We believe that systemic delivery may enhance drug candidates based on siRNA-based molecules.

DUET-02 has a similar mechanism of action as DUET-01, except the STAT3 inhibitor is an antisense (“ASO”) RNA molecule rather than a siRNA. The STAT3ASO molecule binds directly to the STAT3 mRNA, recruiting ribonuclease H1 (“RNase H1”) to degrade the STAT3 mRNA. The use of ASO permits other chemical modifications resulting in greater stability in human blood. This allows for systemic treatment of harder-to-reach solid tumors such as prostate or kidney cancers. Dose-range finding studies, good laboratory practice (“GLP”) toxicology studies, and good manufacturing process (“GMP”) manufacturing of the drug substance and product are all currently in process. Duet currently anticipates filing an IND and commencing one or more Phase 1 clinical trials for DUET-02 in the second half of 2023 in advanced solid malignancies. We are currently considering prioritizing the development of ASO while research relating to CpG-STAT3siRNA continues pursuant to the SRA.

DUET-03 uses an alternative to the destruction of mRNA to silence STAT3 activity, such as with DUET-01 and DUET-02, instead targeting the actual STAT3 transcription factor protein. We are also evaluating combination therapies with checkpoint inhibitors.

We have devoted significant resources to development efforts for our drug candidates. On an ongoing basis, we continue to refine, update and enhance our immuno-oncology pipeline and target indications. We also continually evaluate the possibilities of additional studies with a view to enhancing, among other things, the effectiveness and method of delivery of our drug candidates and identifying additional protections for our intellectual property.

We also have licenses for drug candidates targeting the endocannabinoid system. As previously disclosed, our rights under our license with the NIH may overlap with rights which may have been granted to another company. We have been in communication with the NIH seeking clarification as to each company’s rights. We have also had, from time to time, discussions with such other company to explore possible collaborations. We have been unable to enter into any such arrangements. Notwithstanding our attempts to engage the NIH to clarify these overlapping rights, the NIH has disregarded such requests. By email dated August 15, 2022, the NIH purports to terminate our rights. We reject the NIH’s purported action and intend to further seek to engage with the NIH in an attempt to protect and clarify our rights. We have also been in communication about our licenses with Yissum. Pending the outcome of such communications, as well as our increased emphasis on our immuno-oncology programs and other considerations, we have substantially reduced allocations of resources to such other programs. From time to time, we have had discussions with third parties to explore strategic alternatives for the exploitation of these technologies. We continue to engage in the strategic evaluation of development of drug candidates relating to the endocannabinoid system.

We do not have any products approved for sale and have not generated any revenue. We expect to continue to incur significant expenses and increasing operating losses. We anticipate that all of our expenses will increase substantially, including as we:

●	continue our research and development efforts;

●	contract with third-party research organizations to management our clinical and pre-clinical trials for our drug candidates;
●	outsource the manufacturing of our drug candidates for clinical testing and pre-clinical trials;
●	seek to obtain regulatory approvals for our drug candidates;
●	maintain, expand, and protect our intellectual property portfolio;
●	add operational, financial and management information systems and personnel to support our research and development and regulatory efforts;
●	continue to be engaged in litigation and actions taken by and/or against the Adverse Parties; and
●	operate as a public company.

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

We have incurred net losses in every year since our inception. From inception (April 18, 2017) until June 30, 2022, we have funded our operations through the issuance of common stock, warrants, AIOs and convertible notes. As of June 30, 2022, we had an accumulated deficit of approximately $49.4 million.

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

Please refer to the information provided under the heading “Critical Accounting Policies and Estimates” included in our 2021 Form10-K. There were no material changes to such policies in the six months ended June 30, 2022.

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

Results of Operations

Three Months Ended June 30, 2022 Versus Three Months Ended June 30, 2021

The following table summarizes our results of operation for the three months ended June 30, 2022 and 2021:

	Three Months Ended
(in thousands)	June 30,
	2022	2021	Change	% Change
Operating Expenses:
General and Administrative	$2,670	$1,727	$943	54.6%
Research and Development	649	13,556	(12,907)	(95.2)%
Loss from Operations	(3,319)	(15,283)	(11,964)	(78.3)%
Other income (expense):
Interest expense	—	(332)	332	(100.0)%
Change in fair value of common stock warrant liability	—	(14)	14	(100.0)%
Total other expense	—	(346)	346	(100.0)%
Net Loss	$(3,319)	$(15,629)	$(12,310)	(78.8)%

Revenue

We did not have any revenue during the three months ended June 30, 2022 and 2021. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses in the three months ended June 30, 2022 and 2021 of approximately $2.7 million and $1.7 million, respectively, an increase of approximately $0.9 million or 54.6%. This increase in general and administrative expenses during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily attributable to an increase in legal and accounting fees, including legal and accounting fees and other expenses incurred in connection with or as a result of the Adverse Parties litigation, including legal services provided to the Board and certain directors and committees thereof, of approximately $1.1 million and $0.2 million of costs and expenses associated with Duet operations, which were included for the entire three-month period in 2022 compared to only a few days following the acquisition of Duet in the prior year period. These increases were offset by a decrease of approximately $0.3 million in compensation expense relating to our officers and directors. See “Legal Proceedings” for additional information. Our general and administrative expenses are likely to continue to be significant to the extent the current legal proceedings are ongoing over the future periods.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of the costs associated with our acquisition of intellectual property that is classified as in-process research and development and fees incurred under our agreements with COH, the NIH and Hebrew University, including the expenses associated with securities issued in connection with such agreements, as applicable. For the three months ended June 30, 2022 and 2021, we incurred research and development expenses of approximately $0.6 million and $13.6 million, respectively, a decrease of approximately $12.9 million or 95.2%. The decrease in research and development costs during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily attributable to the decrease in costs of approximately $8.1 million (of which approximately $7.7 million were non-cash) associated with the acquisition of Duet, including upfront costs of the Duet licenses, approximately $0.3 million of costs associated with the preparation for the Phase I clinical trial for DUET-01, and approximately $5.1 million of additional non-cash expense incurred in connection with achievement of a milestone relating to our acquisition of Bioscience Oncology. These decreases were partially offset by approximately $0.6 million in increased patent fees and preclinical expenses incurred in connection with DUET-02. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the development of our drug candidates.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our Convertible Notes. Interest expense decreased from $0.3 million for the three months ended June 30, 2021 to $0 for the three months ended June 30, 2022. Effective July 31, 2021, the holders of the Convertible Notes converted, under the original terms of the Convertible Notes, an aggregate of approximately $3.1 million of initial principal and accrued and unpaid interest at a rate of $0.50 per W Warrant, resulting in the issuance of 6,169,771 W Warrants. The remaining outstanding principal and accrued and unpaid interest through July 31, 2021 of approximately $0.1 million was repaid in cash. Accordingly, the Company had no further obligations under the Convertible Notes at any time from July 31, 2021 through June 30, 2022.

Net Loss

Our net losses were approximately $3.3 million and $15.6 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of approximately $12.3 million or 78.8%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business, including fees, costs and expenses relating to the Adverse Parties litigation.

Six Months Ended June 30, 2022 Versus Six Months Ended June 30, 2021

The following table summarizes our results of operation for the six months ended June 30, 2022 and 2021:

	Six Months Ended
(in thousands)	June 30,
	2022	2021	Change	% Change
Operating Expenses:
General and Administrative	$6,962	$3,546	$3,416	96.3%
Research and Development	1,019	14,810	(13,791)	(93.1)%
Loss from Operations	(7,981)	(18,356)	(10,375)	(56.5)%
Other income (expense):
Interest expense	—	(664)	664	(100.0)%
Change in fair value of common stock warrant liability	—	(14)	14	(100.0)%
Total other expense	—	(678)	678	(100.0)%
Net Loss	$(7,981)	$(19,034)	$(11,053)	(58.1)%

Revenue

We did not have any revenue during the six months ended June 30, 2022 and 2021. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses in the six months ended June 30, 2022 and 2021 of approximately $7.0 million and $3.5 million, respectively, an increase of approximately $3.4 million or 96.3%. This increase in general and administrative expenses during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily attributable to an increase in legal and accounting fees, including legal and accounting fees and other expenses incurred in connection with or as a result of the Adverse Parties litigation, including legal services provided to the Board and certain directors and committees thereof, of approximately $3.7 million and $0.4 million of costs and expenses associated with Duet operations, which were included for the entire six-month period in 2022 compared to only a few days following the acquisition of Duet in the prior year period. These increases were offset by a decrease of approximately $0.5 million in compensation expense relating to our officers and directors. See “Legal Proceedings” for additional information. Our general and administrative expenses are likely to continue to be significant to the extent the current legal proceedings are ongoing over the future periods.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of the costs associated with our acquisition of intellectual property that is classified as in-process research and development and fees incurred under our agreements with COH, the NIH and Hebrew University, including the expenses associated with securities issued in connection with such agreements, as applicable. For the six months ended June 30, 2022 and 2021, we incurred research and development expenses of approximately $1.0 million and $14.8 million, respectively, a decrease of approximately $13.8 million or 93.1%. The decrease in research and development costs during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily attributable to the costs of approximately $8.1 million (of which approximately $7.7 million were non-cash) associated with the acquisition of Duet, including upfront costs of the Duet licenses, approximately $1.5 million of costs associated with the preparation for the Phase I clinical trial for DUET-01, and approximately $5.1 million of additional non-cash expense incurred in connection with achievement of a milestone relating to our acquisition of Bioscience Oncology. These decreases were partially offset by approximately $0.9 million in increased patent fees and preclinical expenses incurred in connection with DUET-02. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the development of our drug candidates.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our Convertible Notes. Interest expense decreased from $0.7 million for the six months ended June 30, 2021 to $0 for the six months ended June 30, 2022. Effective July 31, 2021, the holders of the Convertible Notes converted, under the original terms of the Convertible Notes, an aggregate of approximately $3.1 million of initial principal and accrued and unpaid interest at a rate of $0.50 per W Warrant, resulting in the issuance of 6,169,771 W Warrants. The remaining outstanding principal and accrued and unpaid interest through July 31, 2021 of approximately $0.1 million was repaid in cash. Accordingly, the Company had no further obligations under the Convertible Notes at any time from July 31, 2021 through June 30, 2022.

Net Loss

Our net losses were approximately $8.0 million and $19.0 million for the six months ended June 30, 2022 and 2021, respectively, an increase of approximately $11.1 million or 58.1%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business, including fees, costs and expenses relating to the Adverse Parties litigation.

Liquidity and Capital Resources

We have incurred losses since our inception and, as of June 30, 2022, we had an accumulated deficit of approximately $49.4 million. We anticipate that we will continue to incur losses for at least the next several years. Since April 18, 2017 (inception) through June 30, 2022, we have funded our operations principally with approximately $29.1 million in gross proceeds from the sale of convertible notes, common stock, warrants and units comprised of common stock and warrants, the exercise of a portion of such warrants, and units comprised of common stock and additional investment options (“AIOs”).

During the six months ended June 30, 2022, we used approximately $6.9 million of cash in operations, which was attributable to our net loss of approximately $8.0 million, the changes in operating assets and liabilities of approximately $0.9 million, and approximately $0.2 million of non-cash expenses.

We are party to litigation in several matters as of the date hereof. Litigation is highly unpredictable and the costs of litigation, including legal fees and expenses, and the possible liabilities, including monetary damages, to which we could become subject could be significant. Any such liabilities could have a material adverse effect on us. Our existing capital resources will not be sufficient to fully implement our business plan, including the development of our drug candidates, while also continuing to be subject to or pursuing ongoing litigation. See “Legal Proceedings”.

On January 13, 2022, we received a deficiency notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5500(b)(2) requiring listed securities to maintain a minimum market value of listed securities of $50,000,000. On July 13, 2022, we received an additional letter from Nasdaq stating that because the Company had not regained such compliance as of July 12, 2022, trading of our common stock on Nasdaq would be suspended on July 22, 2022 and removed from listing and registration, unless we were to request an appeal to a Nasdaq hearings panel by July 20, 2022, which we requested prior to such deadline. We have a hearing with Nasdaq scheduled for late August 2022 at which the panel will consider our plan for regaining compliance. Until the hearings panel renders a decision on our appeal, this delisting action will be stayed and our common stock will continue to be listed on Nasdaq. Our plan for regaining compliance requires, among other things, that we raise additional capital.

We will require additional financing and there can be no assurance that any such financing will be available on satisfactory terms, or at all. Our ability to raise capital is currently impeded by limited availability of authorized common stock. Further, failure to obtain additional financing, as necessary, will have a material adverse effect on us.

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

This evaluation is further impacted by the ongoing pandemic relating to the COVID-19 pandemic. While the extent of its impact depends largely on the spread and duration of the outbreak, the pandemic has and may still result in disruptions to capital raises, employees, and vendors which has and may still result in negative impacts to our operational and financial results.

Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

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

As a result, we anticipate that we will need substantial additional funding in connection with our continuing operations to fund future clinical trials and pre-clinical testing for our drug candidates, our compliance plan for Nasdaq, general and administrative costs and public company and other expenses, including potential indemnification obligations and legal fees (primarily related to litigation). See “Legal Proceedings” for additional information concerning such matters. We expect to finance our cash needs primarily through the sale of our debt and equity securities. However, our ability to raise capital is currently impeded by limited availability of authorized common stock. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of additional capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

We are continually monitoring the impact of the global pandemic on its business, especially since the Company conducts activities in multiple locations, both in and outside of the United States. These locations are New York City and Los Angeles in the United States and Jerusalem and Tel Aviv in Israel. At various times since the onset of the global pandemic, these locations have been severely affected by COVID-19 and, as a result, have been subject to various requirements to stay at home and self-quarantine, as well as constraints on mobility and travel, especially international travel. The onset of COVID-19 in March 2020 and its ensuing effects resulted in delays in the implementation of our business plan, including in the progress of our development programs. Such delays affected, among other things, implementation of clinical efforts, including patient enrollment. As the COVID pandemic has eased, many COVID-related restrictions have been loosened or lifted. However, public health officials have repeatedly warned of a possible resurgence of COVID-19, including as a result of new variants of the virus or other unpredictable events. Any resurgence in the severity of the COVID-19 pandemic would likely have a further impact on the implementation of our business plan. Further, the business or operations of our strategic partners and other third parties with whom we conduct business may also be adversely affected by COVID. We continue to monitor the impact of the global pandemic, including regularly reevaluating the timing of our research and development and clinical milestones.

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

Effect of Inflation and Changes in Prices

Increased inflation and changes in prices may result in increased operating costs, including our labor costs and research and development costs, reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in litigation initiated by or against certain former officers and/or directors and, as the case may be, certain family members (the “Adverse Parties”). Adverse Parties are primarily Morris Laster and certain of his family members (“Laster”), Ashish P. Sanghrajka (“Sanghrajka”) and/or Paul Hopper (“Hopper”). Laster and Sanghrajka are former officers and directors of the Company and Hopper is a former director of the Company.

In connection with the issues in dispute in such litigation and certain related matters, including disputes relating to ownership and transferability of shares of the Company’s common stock (the “Delaware Litigation”), the Company was subject to a proxy contest (the “Proxy Contest”) relating to its 2021 Annual Meeting of Stockholders (“2021 Annual Meeting”). The outcome of the 2021 Annual Meeting is currently subject to an action pursuant to Section 225 of the Delaware General Corporation Law challenging the election results (the “Section 225 Action”). The Section 225 Action and certain of the other pending litigations have been consolidated into a single action in the Delaware Court of Chancery (the “Chancery Court”). Separately, the Audit Committee of the Company’s Board, with the assistance of outside counsel, conducted an internal review of the actions of two Board members, one of whom is the Company’s former president. As a result of the review, the Company terminated the employment of its former president in accordance with the terms of his employment agreement, pursuant to which the Company has no further financial obligations, and the Audit and Executive Committees requested the resignation from the Board of Directors of the Company (the “Board”) of both directors. Sanghrajka and Hopper resigned from the Board on May 11, 2022 and May 18, 2022, respectively. In August 2021, Sanghrajka filed a lawsuit against the Company and several other parties alleging, among other things, that he was wrongfully terminated by the Company. The Company believes Sanghrajka’s lawsuit is without merit. On April 15, 2022, the Company filed a motion to dismiss the Sanghrajka lawsuit. The Company filed a lawsuit, subsequently withdrawn, against Sanghrajka and Hopper and an affiliate of Hopper alleging, among other things, fraud and breaches of fiduciary duty and contractual obligations owed to the Company in connection with Hopper’s sale of Bioscience Oncology Pty Ltd (“Bioscience Oncology”) to the Company, and for declaratory judgment that Sanghrajka and Hopper are not entitled to indemnification or advancement of expenses. In response to the lawsuit filed by the Company, counsel for Sanghrajka and Hopper sent a letter to the Company demanding indemnification and advancement of expenses relating to the Company’s lawsuit against them. In October 2021, the Company received a letter from counsel in Australia for Hopper claiming, among other things, that the Company made defamatory statements about Hopper in certain of its SEC filings, including in the filing disclosing the request for Hopper to resign. The Company believes that Hopper’s claims are without merit.

In April 2021, Laster initiated the Delaware Litigation against the Company in the Chancery Court with respect to ownership of 3,500,000 shares of the Company’s common stock. Pursuant to a stipulation approved by the Chancery Court in the Delaware Litigation, the parties agreed to, among other things, an expedited timeline for resolving the Delaware Litigation with a trial intended to be held in December 2021. Such stipulation also provided for adjournments or postponements of the Company’s 2021 Annual Meeting, such that the 2021 Annual Meeting would be held and the vote on the items of business to be considered at the 2021 Annual Meeting would take place during a specified time after a decision on the merits by the Chancery Court or a final settlement between the parties. Pursuant to additional proceedings in the Chancery Court, the Company became subject to further expedition for document production. The Company’s inability to meet such production deadlines, among other things, resulted in the Company being sanctioned by the Chancery Court. Laster made several motions relating to such sanctions, including seeking to recover lawyers’ fees. Commencing in January 2022, the Chancery Court, by subsequent hearings and court orders, specified the categories and amounts of legal fees which would be reimbursable. Pursuant to the foregoing, in May 2022, the Company reimbursed approximately $0.4 million of legal fees. In an attempt to mitigate the dispute, reduce the ongoing expenses and disruption of expedition, and limit exposure under sanctions, the Company has taken steps in an effort to resolve the Delaware Litigation, including facilitating the transfer by the then-record owner to Laster of record ownership of the Disputed Shares and facilitating the delivery of an irrevocable proxy by the then-record owner to Laster to vote such shares. The Delaware Litigation remains in discovery and a trial is currently anticipated to take place during the first half of 2023.

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

Item 1A. Risk Factors.

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our 2021 Form 10-K. The risks described in our 2021 Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer. Set forth below is an updated risk factor relating to the listing of our common stock on Nasdaq.

We have received several notices from Nasdaq (“Nasdaq Notices”) identifying deficiencies in compliance with Nasdaq listing standards, which, if we are unable to successfully address, would result in the delisting of our common stock from Nasdaq.

As a result of the decline in the trading price for our common stock and the composition of the Board resulting from the Proxy Contest and subsequent resignations of certain directors, the Company received the Nasdaq Notices. The Nasdaq Notices identify deficiencies with respect to requirements for (i) the minimum Market Value of Listed Securities (“MVLS Requirement”), (ii) the minimum Market Value of Publicly Held Shares (“MVPHS Requirement”), (iii) majority of independent directors (“Majority Independent Requirement”), (iv) Audit and Compensation Committee composition (“Committees Requirement”), and (v) minimum closing bid price (“Bid Price Requirement”). Under Nasdaq rules, the Company has a cure period of 180 days from the date of each respective Nasdaq Notice to regain compliance with the MVLS Requirement, the MVPHS Requirement and Bid Price Requirement. Such 180-day cure periods expire on July 12, 2022, August 30, 2022 and October 4, 2022, respectively. On July 13, 2022, the Company received an additional letter from Nasdaq stating that the Company had not regained compliance with the MVLS Requirement as of July 12, 2022. The Company requested and has been granted a hearing with Nasdaq scheduled for late August 2022 at which a Nasdaq panel will consider the Company’s plan for regaining compliance with the MVLS Requirement. The Company’s plan is also anticipated to address regaining compliance with the MVPHS Requirement and Bid Price Requirement. Until the hearings panel renders a decision on the Company’s appeal, this delisting action will be stayed and our common stock will continue to be listed on Nasdaq. The Committees Requirement provides a cure period to regain compliance: (i) until the earlier of the company’s next annual stockholders’ meeting or January 5, 2023, or (ii) if the next annual stockholders’ meeting is held before July 5, 2022, then the Company must evidence compliance no later than July 5, 2022. In May 2022, following the appointment of a new independent director to the Board and each of the Audit, Compensation and Nominating committees, the Company received a letter from Nasdaq confirming its compliance with the Committees Requirement. The Majority Independent Requirement provides the Company a cure period to regain compliance: (a) until the earlier of the company’s next annual stockholders’ meeting or May 18, 2023, or (b) if the next annual stockholders’ meeting is held before November 14, 2022, then the Company must evidence compliance no later than November 14, 2022. While the Company believes that it can regain compliance to maintain its Nasdaq listing, there can be no assurance that the hearings panel will approve our compliance plan and, even if approved, that the Company will be able to implement such plan within prescribed periods, or at all. Failure to regain compliance with listing requirements would result in the delisting of our common stock from Nasdaq, which would likely have a material adverse effect on the value and trading of shares of our common stock.

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

SCOPUS BIOPHARMA INC.

Date: August 15, 2022	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Robert J. Gibson
Robert J. Gibson
Vice Chairman, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)