Form 10-Q
period 2022-09-30
Scopus BioPharma Inc.
filed 2022-11-21
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

(212) 479-2513

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SCPS	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of November 21, 2022, there were 21,094,264 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$310,821	$7,942,971
Prepaid expenses and other current assets	102,354	241,904
Total current assets	413,175	8,184,875

Property and equipment, net	2,501	2,840
Total assets	$415,676	$8,187,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$5,919,626	$4,170,266

COMMITMENTS AND CONTINGENCIES (NOTE 8)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,094,264 issued and outstanding	21,094	21,094
Additional paid-in capital	45,811,769	45,538,156
Accumulated deficit	(51,334,134)	(41,455,148)
Accumulated other comprehensive loss	(2,679)	(86,653)
Total stockholders’ equity (deficit)	(5,503,950)	4,017,449
Total liabilities and stockholders’ equity (deficit)	$415,676	$8,187,715

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	981,342	2,682,310	7,943,143	6,228,103
Research and development	917,267	77,527	1,935,843	14,887,657
Total operating expenses	1,898,609	2,759,837	9,878,986	21,115,760
Loss from operations	(1,898,609)	(2,759,837)	(9,878,986)	(21,115,760)
Other income (expense):
Interest expense	—	(110,669)	—	(774,679)
Change in fair value of common stock warrant liability	—	1,470,163	—	1,455,889
Total other income (expense)	—	1,359,494	—	681,210
Net loss	(1,898,609)	(1,400,343)	(9,878,986)	(20,434,550)
Comprehensive income (loss):
Foreign currency translation adjustment	9,354	(5,590)	83,974	2,019
Total comprehensive loss	$(1,889,255)	$(1,405,933)	$(9,795,012)	$(20,432,531)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.08)	$(0.47)	$(1.23)

Weighted-average common shares outstanding:
Basic and diluted	21,094,264	17,148,180	21,094,264	16,551,101

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional	Note	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Equity (Deficit)
Balances as of June 30, 2022	21,094,264	$21,094	$45,728,212	$—	$(49,435,525)	$(12,033)	$(3,698,252)
Stock-based compensation expense	—	—	83,557	—	—	—	83,557
Foreign currency translation adjustment	—	—	—	—	—	9,354	9,354
Net loss	—	—	—	—	(1,898,609)	—	(1,898,609)
Balances as of September 30, 2022	21,094,264	$21,094	$45,811,769	$—	$(51,334,134)	$(2,679)	$(5,503,950)

	Common Stock		Additional	Note	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Equity (Deficit)
Balances as of December 31, 2021	21,094,264	$21,094	$45,538,156	$—	$(41,455,148)	$(86,653)	$4,017,449
Stock-based compensation expense	—	—	273,613	—	—	—	273,613
Foreign currency translation adjustment	—	—	—	—	—	83,974	83,974
Net loss	—	—	—	—	(9,878,986)	—	(9,878,986)
Balances as of September 30, 2022	21,094,264	$21,094	$45,811,769	$—	$(51,334,134)	$(2,679)	$(5,503,950)

	Common Stock		Additional	Note	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Equity (Deficit)
Balances as of June 30, 2021	18,094,264	$18,094	$33,094,511	$(1,500,000)	$(33,535,946)	$(60,458)	$(1,983,799)
Conversion of convertible notes payable and accrued interest into W Warrants	—	—	3,084,875	—	—	—	3,084,875
Reclassification of common stock warrant liability into equity	—	—	1,944,754	—	—	—	1,944,754
Stock-based compensation expense	—	—	154,467	—	—	—	154,467
Foreign currency translation adjustment	—	—	—	—	—	(5,590)	(5,590)
Net loss	—	—	—	—	(1,400,343)	—	(1,400,343)
Balances as of September 30, 2021	18,094,264	$18,094	$38,278,607	$(1,500,000)	$(34,936,289)	$(66,048)	$1,794,364

	Common Stock		Additional	Note	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Comprehensive Loss	Equity (Deficit)
Balances as of December 31, 2020	14,577,597	$14,578	$14,224,000	$(1,500,000)	$(14,501,739)	$(68,067)	$(1,831,228)
Issuance of common stock - net of issuance costs of $1,168,900	1,150,000	1,150	9,179,950	—	—	—	9,181,100
Issuance of common stock for acquisition of in-process research and development	1,100,000	1,100	7,654,901	—	—	—	7,656,001
Issuance of common stock on achievement of research and development milestones	1,266,667	1,266	5,065,401	—	—	—	5,066,667
Conversion of convertible notes payable and accrued interest into W Warrants	—	—	3,084,875	—	—	—	3,084,875
Common stock warrant liability	—	—	(3,400,643)	—	—	—	(3,400,643)
Reclassification of common stock warrant liability into equity	—	—	1,944,754	—	—	—	1,944,754
Stock-based compensation expense	—	—	525,369	—	—	—	525,369
Foreign currency translation adjustment	—	—	—	—	—	2,019	2,019
Net loss	—	—	—	—	(20,434,550)	—	(20,434,550)
Balances as of September 30, 2021	18,094,264	$18,094	$38,278,607	$(1,500,000)	$(34,936,289)	$(66,048)	$1,794,364

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,878,986)	$(20,434,550)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,497	1,147
Issuance of common stock and warrants for acquisition of in-process research and development	—	7,656,001
Issuance of common stock on achievement of research and development milestones	—	5,066,667
Change in fair value of common stock warrant liability	—	(1,455,889)
Stock-based compensation	273,613	525,369
Amortization of debt issuance costs and debt discount	—	606,104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	136,307	(256,723)
Accounts payable and accrued expenses	1,762,842	1,015,866
Net cash used in operating activities	(7,704,727)	(7,276,008)

Cash flows from investing activities:
Purchases of property and equipment	(1,552)	(1,999)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	—	10,350,000
Issuance costs related to the issuances of common stock	—	(1,168,900)
Payment of principal on Convertible Notes	—	(104,505)

Net cash provided by financing activities	—	9,076,595

Effects of changes in foreign currency exchange rates on cash	74,129	1,392

Net increase (decrease) in cash	(7,632,150)	1,799,980

Cash, beginning of period	7,942,971	1,832,100

Cash, end of period	$310,821	$3,632,080

Supplemental disclosure of cash flow information:
Non-cash financing activity:
W Warrants accounted for as warrant liability	$—	$3,400,643
Reclassification of warrant liability into equity	$—	$1,944,754
Conversion of Convertible Notes payable and accrued interest into W Warrants	$—	$3,084,875

Cash paid during the period for:
Interest	$—	$25,043

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Description of the Business

Nature of Operations

Scopus BioPharma Inc. (“Scopus”) and its subsidiary, Vital Spark Inc. (“VSI”), are headquartered in New York, New York. Its other subsidiaries, Duet BioTherapeutics Inc. (“Duet”) (formerly Olimmune Inc.) and Scopus BioPharma Israel Ltd. (“SBI”), are headquartered in Los Angeles, California and Jerusalem, Israel, respectively. Scopus, VSI, Duet, and SBI are collectively referred to as the “Company.” The Company is a biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical need.

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

The Company incurred net losses of $1,898,609 and $9,878,986 for the three and nine months ended September 30, 2022 and had an accumulated deficit of $51,334,134 as of September 30, 2022. The Company’s net cash used in operating activities was $7,704,727 for the nine months ended September 30, 2022. Further, while the Company has raised significant cash proceeds from public offerings and private placements (see Note 3), the Company still has significant obligations related to certain research and development acquisitions and research and development agreements (see Notes 4 and 7).

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

The Company’s results of operations and its ability to fund its operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. Accordingly, based on the considerations discussed above, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

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

Nasdaq Listing

The Company has received deficiency notification letters from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with certain Nasdaq listing rules relating to maintaining a minimum market value of listed securities of $50,000,000 (the “MVLS Requirement”), a minimum market value of publicly held shares of $15,000,000 (the “MVPHS Requirement”), and a minimum bid price of $1.00 for its common stock (the “Minimum Bid Price Requirement”). On July 13, 2022, the Company received an additional letter from Nasdaq stating that because the Company had

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

not regained compliance with the MVLS Requirement as of July 12, 2022, trading of the Company’s common stock on Nasdaq would be suspended on July 22, 2022 and removed from listing and registration, unless the Company requested an appeal to a Nasdaq hearings panel by July 20, 2022, which the Company requested prior to such deadline. Such hearing occurred on August 25, 2022. In anticipation of the expiration of the MVPHS Requirement and Minimum Bid Price Requirement cure periods on August 30, 2022 and October 3, 2022, respectively, the Company addressed all three requirements as part of its compliance plan (“Compliance Plan”) during its hearing. By letter dated September 13, 2022, Nasdaq informed the Company of the Panel’s decision directing that the Company’s listing be transferred to the Nasdaq Capital Market, effective at the open of business on September 15, 2022, and the Company’s common stock will continue to be listed on that market subject to, among other things, the Company satisfying the Compliance Plan in full by no later than January 9, 2023. The Company’s listing was transferred to the Nasdaq Capital Market on September 15, 2022 and the Company is actively working to implement the Compliance Plan. There can be no assurance that the Company will be able to implement all of the elements in the Compliance Plan in the time required thereunder. If the Company is in fact not able to implement the Compliance Plan as required, the Company will be de-listed from Nasdaq.

COVID-19 Pandemic

The Company is continually monitoring the impact of the global pandemic on its business, especially since the Company conducts activities in multiple locations, both in and outside of the United States. These locations are New York City and Los Angeles in the United States and Jerusalem and Tel Aviv in Israel. At various times since the onset of the global pandemic, these locations have been severely affected by COVID-19 and, as a result, have been subject to various requirements to stay at home and self-quarantine, as well as constraints on mobility and travel, especially international travel. The onset of COVID-19 in March 2020 and its ensuing effects resulted in delays in the implementation of the Company’s business plan, including the progress of its development programs. Such delays affected, among other things, implementation of clinical efforts, including patient enrollment. As the COVID pandemic has eased, many COVID-related restrictions have been loosened or lifted. However, public health officials have repeatedly warned of a possible resurgence of COVID-19, including as a result of new variants of the virus or other unpredictable events. Any resurgence in the severity of the COVID-19 pandemic would likely have a further impact on the implementation of the Company’s business plan. Further, the business or operations of the Company’s strategic partners and other third parties with whom it conducts business may also be adversely affected by COVID-19. The Company continues to monitor the impact of the global pandemic, including regularly reevaluating the timing of its research and development and clinical milestones.

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

Level 1Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets which are not active, or other inputs observable or can be corroborated by observable market data.

Level 3Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s cash, and the accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of these instruments.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock
Warrant Liability
Balance at December 31, 2020	$—
Reclassification of warrants into liabilities (see Note 9)	3,400,642
Change in fair value of common stock warrant liability	(1,455,888)
Reclassification of warrants into equity (see Note 9)	(1,944,754)
Balance at September 30, 2021	$—

There were no liabilities measured at fair value at September 30, 2022 and December 31, 2021. There are no assets measured at fair value on a recurring basis, nor are there assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2022 and 2021.

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

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Warrants	23,458,418	25,500,529	23,458,418	19,811,300
Convertible Notes (if converted)	—	4,300,025	—	9,972,901
Stock options	772,500	982,283	799,087	1,203,344
Additional Investment Options (AIOs)	3,225,000	—	3,225,000	—
Contingent consideration in common stock	1,266,666	1,266,666	1,266,666	2,025,828
Total	28,722,584	32,049,503	28,749,171	33,013,373

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

There were no exercises or cancellations of AIOs since their issuance through September 30, 2022.

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

On June 10, 2020, pursuant to a stock exchange agreement, the Company completed the acquisition of Bioscience Oncology Pty. Ltd. (“Bioscience Oncology”), a pre-clinical biopharmaceutical company which held a single asset, the exclusive right to negotiate a license agreement for CpG-STAT3siRNA (“DUET-01”) with COH (see Note 7). Under the terms of the agreement, the previous stockholders of Bioscience Oncology were eligible to receive additional contingent consideration of up to approximately 2.5 million shares of common stock upon the achievement of specified milestones, which is to be recognized when it is determined the corresponding milestone is probable to be achieved. In June 2021, the previous stockholders of Bioscience Oncology were issued approximately 1.3 million shares of common stock upon achievement of a specified milestone. The fair value of the shares as of the acquisition date totaling approximately $5.1 million was recognized in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss during the second quarter of 2021. As of September 30, 2022, the previous stockholders of Bioscience Oncology remain eligible to receive additional contingent consideration of approximately 1.3 million shares of common stock (the “Contingent Common Stock”) upon achievement of a second specified milestone (see Notes 7 and 9).

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of:

	September 30,	December 31,
	2022	2021
Professional fees	$4,235,325	$3,298,218
Research and development expenses	1,375,160	557,390
Management service fees and expenses	198,530	198,530
Other accounts payable and accrued expenses	110,611	116,128
Total accounts payable and accrued expenses	$5,919,626	$4,170,266

6.	Debt

In April 2020, the Company commenced a private placement of convertible promissory notes (“Convertible Notes”) with Series W Warrants (the “W Warrants”) in an initial principal amount of up to $3,000,000 (“Convertible Notes Private Placement”). The Convertible Notes had an annual interest rate of 10% and a scheduled maturity on the earlier of July 31, 2021 or a change of control of the Company (the “Maturity Date”).

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Effective July 31, 2021, the holders of the Convertible Notes converted, under the original terms of the Convertible Notes, an aggregate of $3,084,875 of initial principal and accrued and unpaid interest at a rate of $0.50 per W Warrant, resulting in the issuance of 6,169,771 W Warrants. The remaining outstanding principal and accrued and unpaid interest through July 31, 2021 of $129,548 was repaid in cash. Accordingly, the Company has no further obligations under the Convertible Notes at September 30, 2022 or December 31, 2021.

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

No interest expense was incurred during the three and nine months ended September 30, 2022. Interest expense for the three and nine months ended September 30, 2021 totaled $110,669 and $774,679, respectively, and is included in “Interest expense” in the accompanying condensed consolidated statements of comprehensive loss. For the three and nine months ended September 30, 2021, interest expense includes $24,083 and $168,575, respectively, of interest expense and $86,586 and $606,104, respectively, of debt discount and amortization of deferred financing costs.

7.	Research and Development Agreements

Agreement Related to Intellectual Property Rights

In July 2017, VSI, as “Licensee,” entered into a Patent License Agreement (the “Patent License Agreement”) with the U.S. Department of Health and Human Services, as represented by the National Institute on Alcohol Abuse and Alcoholism (“NIAAA”) and the National Institute on Drug Abuse (“NIDA”) of the National Institutes of Health (“NIH”), (collectively “Licensor”). In the course of conducting biomedical and behavioral research, the Licensor developed inventions that may have commercial applicability. The Company acquired commercialization rights to certain inventions in order to develop processes, methods, or marketable products for public use and benefit.

Patent fee reimbursement under the Patent License Agreement was $5,016 and $15,050 for the three and nine months ended September 30, 2022, respectively. Patent fee reimbursement under the Patent license agreement was $5,017 and $15,050 for the three and nine months ended September 30, 2021, respectively. These costs are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Pursuant to the terms of the Patent License Agreement, VSI is required to make minimum annual royalty payments on January 1 of each calendar year, which shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. For the three months ended September 30, 2022 and 2021, $6,250 of this prepaid royalty expense was recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. For the nine months ended September 30, 2022 and 2021, $18,750 of this prepaid royalty expense was

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. Through September 30, 2022, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through September 30, 2022, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through September 30, 2022, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

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

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of CBD with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company will be obligated to make payments upon the achievement of certain clinical development and product approval milestones. From March 5, 2019 through September 30, 2022, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements. Further, none of the milestones in the agreement have been reached and therefore as of September 30, 2022, there is no obligation to make any milestone payments.

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached and therefore as of September 30, 2022 there is no obligation to make any milestone payments.

CpG-STAT3siRNA (DUET-01) Agreements

In June 2020, the Company entered into an exclusive, worldwide license agreement with COH relating to CpG-STAT3siRNA (the “siRNA Exclusive License Agreement”). In addition to the siRNA Exclusive License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with COH relating to CpG-STAT3siRNA. The Company obtained the right to negotiate the siRNA Exclusive License Agreement with COH as part of the Bioscience Oncology acquisition in June 2020 (Note 4). The Company incurred the license maintenance fees in relation to the siRNA Exclusive License Agreement of $7,500 for each of the three-month periods ended September 30, 2022 and

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2021, and $22,500 for each of the nine-month periods ended September 30, 2022 and 2021. In September 2022, the SRA was extended until September 2025 with no additional costs to the Company.

Under the terms of the siRNA Exclusive License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the siRNA Exclusive License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the siRNA Exclusive License Agreement have been reached and therefore as of September 30, 2022, there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at COH for two years in accordance with a predetermined funding schedule. Total expenses incurred in connection with the SRA were $0 and $62,500 for the three months ended September 30, 2022 and 2021, respectively. Total expenses incurred in connection with the SRA were $111,111 and $187,500 for the nine months ended September 30, 2022 and 2021, respectively. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

In March 2021, the Company paid to COH approximately $1.2 million relating to the clinical lot manufacturing and IND preparation costs for CpG-STAT3siRNA and agreed to pay $10,000 per month to COH for certain project management and regulatory services relating to the preparation of the IND for CpG-STAT3siRNA until such IND was filed with the FDA, which occurred in April 2021. Further, the Company incurred costs of $0 and $43,433 during the three and nine months ended September 30, 2022, respectively, pursuant to a clinical research support agreement (the “CRSA) relating to the Phase 1 clinical trial for CpG-STAT3siRNA to be conducted at COH. The Company incurred costs of $10,010 and $0.3 million during the three and nine months ended September 30, 2021, respectively, pursuant to the CRSA relating to the Phase 1 clinical trial for CpG-STAT3siRNA conducted at COH. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

On April 7, 2022, the Company entered into a sponsored research agreement (the “Kortylewski SRA”) with COH for research to be conducted by Marcin Kortylewski, Ph.D., a Co-Founder and Senior Advisor of Duet and Professor in the Department of Immuno-Oncology at COH. Pursuant to the Kortylewski SRA, Dr. Kortylewski and his lab will be evaluating novel chemical structures and formulations to increase the stability of siRNA-based molecules to enable systemic delivery. The research under the Kortylewski SRA is conducted over a two-year period at a cost of approximately $200,000 per year. The Company incurred $50,722 and $97,841 during the three and nine months ended September 30, 2022, respectively, related to the Kortylewski SRA, included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Duet (DUET-02 and DUET-03) License Agreements

On June 25, 2021, the Company entered into two exclusive, worldwide license agreements with COH relating to Duet’s drug candidates. The Company obtained the rights to negotiate the CpG-STAT3ASO Patent Rights License Agreement and the CpG-STAT3decoy Patent Rights License Agreement (together, the “Duet License Agreements”) with COH as part of the Duet acquisition in June 2021 (see Note 4). Under the terms of the Duet License Agreements, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the Duet License Agreements, including net sales generated from sub-licensees. The Company incurred upfront license fees of $335,622 in connection with the Duet License Agreements, of which $181,436 was included in accounts payable and accrued expenses at September 30, 2022 and December 31, 2021. The Company incurred $12,500 and $37,500 related to annual license maintenance fees during the three and nine months ended September 30, 2022. On April 19, 2022, the Company entered into an amendment to the CpG-STAT3ASO Patent Rights License Agreement with COH to secure a non-exclusive royalty bearing right and license to use and make derivative works of certain technical information and know how related to CpG-STAT3ASO. In connection with the amendment, the Company agreed to make a one-time non-refundable license fee payment of $25,000 to COH within five days of the effective date of the amendment, included in “Research and development” expenses in the accompanying consolidated statement of comprehensive loss for the nine months ended September 30, 2022.

In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $6,750,000 for each license, or $13,500,000 in the aggregate. None of the milestones in the Duet License Agreements have been reached and therefore, as of September 30, 2022, and December 31, 2021, there is no obligation to make any milestone payments.

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

In April 2021, Laster initiated litigation against the Company in the Delaware Court of Chancery (the “Chancery Court”) relating to ownership and transferability of shares of the Company’s common stock (the “Delaware Litigation”). Pursuant to a stipulation approved by the Chancery Court in the Delaware Litigation, the parties agreed to, among other things, an expedited timeline for resolving the Delaware Litigation with a trial intended to be held in December 2021. Such stipulation also provided for adjournments or postponements of the Company’s 2021 Annual Meeting of Stockholders (“2021 Annual Meeting”), such that the 2021 Annual Meeting would be held and the vote on the items of business to be considered at the Annual Meeting would take place during a specified time after a decision on the merits by the Chancery Court or a final settlement between the parties. Pursuant to additional proceedings in the Chancery Court, the Company became subject to further expedition for document production. The Company’s inability to meet such production deadlines, among other things, resulted in the Company being sanctioned by the Chancery Court. Laster made several motions relating to such sanctions, including seeking to recover legal fees. Commencing in January 2022, the Chancery Court, by subsequent hearings and court orders, specified the categories and amounts of legal fees which would be reimbursable. In April 2022, the Company was ordered by the Chancery Court to reimburse $358,874 of legal fees, which were paid in May 2022. In an attempt to mitigate the dispute, reduce the ongoing expenses and disruption of expedition, and limit exposure under sanctions, the Company has taken steps in an effort to resolve the Delaware Litigation, including facilitating the transfer by the then-record owner to Laster of record ownership of the 3,500,000 shares of common stock and facilitating the delivery of an irrevocable proxy by the then-record owner to Laster to vote such shares. The Delaware Litigation remains in discovery with a trial date scheduled for May 2023, which has been subject to several postponements.

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

There have been limited activities relating to such matters during the three-month period ended September 30, 2022. However, the Company anticipates a higher level of activity in 2023, including relating to a proceeding in the Delaware Litigation scheduled to begin in May 2023. Litigation is highly unpredictable and the costs of litigation, including legal fees, costs and expenses, and the possible liabilities, including monetary damages, to which the Company could become subject could be significant. Any such liabilities would have a material adverse effect on the Company. The Company’s existing capital resources are extremely limited and are insufficient to fund its business and/or litigation. There can be no assurance that financing will be available to the Company on a timely basis and on satisfactory terms, or at all. Failure to obtain sufficient financing on satisfactory terms in the immediate future would have a material adverse effect on the Company, including possibly being required to substantially curtail or cease its operations.

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

During the nine months ended September 30, 2022, no warrants were issued, exercised, or forfeited. As of September 30, 2022, 11,854,209 warrants were outstanding, representing an aggregate of 23,458,418 underlying shares of common stock, and exercisable at a weighted-average exercise price of $3.95. As of September 30, 2022, the remaining contractual term of the outstanding warrants was 4.0 years.

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

AIOs

During the nine months ended September 30, 2022, no AIOs or Placement Agent AIOs (see Note 3) were exercised or forfeited. As of September 30, 2022, an aggregate of 3,225,000 AIOs and Placement Agent AIOs were outstanding at a weighted-average exercise price of $3.19. As of September 30, 2022, the remaining contractual term of the outstanding AIOs was 4.1 years.

Contingent Common Stock

As a result of the Company’s acquisition of Bioscience Oncology, the previous stockholders of Bioscience Oncology are eligible to receive remaining contingent consideration of up to approximately 1.3 million shares of common stock upon the achievement of a specified milestone, which will be recorded when it is determined the corresponding milestone is probable to be achieved (see Notes 4 and 7).

10.	Stock Options

Effective September 24, 2018, the Company approved the Scopus BioPharma Inc. 2018 Equity Incentive Plan (the “Plan”), and reserved 1,000,000 shares of the Company’s common stock, such amount subsequently being increased to 2,400,000 shares, for issuance under the Plan. As of September 30, 2022, there were 1,800,000 shares available for issuance under the Plan. The stock options shall be granted at an exercise price per share equal to at least the fair market value of the shares of common stock on the date of grant and generally vest over a three-year period.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity is summarized as follows for the nine months ended September 30, 2022:

			Weighted-
		Weighted-	average
		average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at December 31, 2021	972,500	$5.22	4.94
Granted	—	—	—
Exercised	—	—	—
Forfeited	(200,000)	5.50	—
Outstanding at September 30, 2022	772,500	$5.15	4.45
Vested and exercisable at September 30, 2022	651,801	$5.08	4.68
Unvested at September 30, 2022	120,699	$5.50	3.21

Included in the table above are 172,500 options issued to the underwriters outside of the Plan in connection with the Company’s public offerings (see Note 3).

Stock-based compensation expenses associated with the vesting of options was $83,557 and $273,613 for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expenses associated with the vesting of options was $154,467 and $525,369 for the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense associated with the vesting of options is included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of September 30, 2022, total unrecognized stock-based compensation expense was $377,103 and is expected to be recognized over the remaining weighted-average contractual vesting term of 1.2 years.

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

For the three and nine months ended September 30, 2022, the Company incurred expenses of $159,000 and $477,000, respectively, related to the above. For the three and nine months ended September 30, 2021, the Company incurred expenses of $159,000 and $477,000, respectively, related to the above. The costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. Amounts payable to Portfolio Services as of September 30, 2022 and December 31, 2021 were $0.

Pursuant to a management services agreement with Clil Medical Ltd. (“Clil”), an affiliate of a co-founder and former director of the Company, such individual was obligated to provide executive and other management services to the Company. This management services agreement was terminated in June 2020 and, concurrently, such individual resigned as a director of the Company, but continued to serve in various other capacities for the Company and its subsidiaries. Subsequently, such individual submitted resignations to the Company and its subsidiaries. The Company and such individual do not agree on various matters, including obligations under the applicable management services agreement, both prior and subsequent to its termination. The amounts for the services provided through the termination date were fully accrued for as of September 30, 2022 and December 31, 2021. No expenses were incurred under this management services agreement for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the total amount due to Clil was $198,530, and is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On September 26, 2021, the Board approved an indemnification agreement (the “Indemnification Agreement”), pursuant to which the Company has agreed to indemnify each of the Executive Committee Directors, the employees of HCFP, and certain affiliates and related entities (collectively, the “Indemnified Parties”) from and against any losses, claims, damages or liabilities, including reasonable attorney’s fees, suffered or incurred by the Indemnified Parties in connection with any disputes, litigation or threatened litigation (whether existing prior to or commencing after the date of the Indemnification Agreement) involving certain current or former executives and directors of the Company and arising or resulting from any Indemnified Party’s affiliation or involvement with the Company, including in connection with the provision of additional services beyond those initially contemplated under the Portfolio Services management services agreement. The Indemnification Agreement also provides that the Company will advance expenses to any Indemnified Party, including legal fees, incurred by such Indemnified Party in connection with any litigation or proceeding to which such Indemnified Party is entitled to indemnification under the Indemnification Agreement. The Company incurred approximately $8,501 and $25,087 in legal fees and other expenses in connection with this Indemnification Agreement for the three and nine months ended September 30, 2022, respectively. The Company incurred no legal fees or other expenses in connection with this Indemnification Agreement for the three and nine months ended September 30, 2021.

In connection with the Exchanges, as defined and as described in Note 13 below, certain officers and/or directors exchanged W Warrants for an aggregate of 117,250 shares of Duet Class B Common Stock on the same terms as independent, third-parties.

12.	Income Taxes

The Company did not provide for any income taxes for the three and nine months ended September 30, 2022 and 2021. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.

13.	Subsequent Events

In October 2022, in connection with a recapitalization, Scopus entered into exchange agreements with Duet and holders of 10,439,670 W Warrants, exercisable into an aggregate of 20,879,340 shares of Scopus common stock, pursuant to which such W Warrants were exchanged for 1,043,989 shares of Class B Common Stock (defined below) of Duet previously owned by Scopus (the “Exchanges”). Each W Warrant was exchanged for one-tenth of a share of Class B Common Stock of Duet, with only whole-shares being issued. Upon completion of the Exchanges, the exchanged W Warrants were cancelled. In connection with the Exchanges and recapitalization, Duet’s certificate of incorporation was amended and restated to authorize (i) an additional 50,000,000 shares of capital stock and (ii) the redesignation of its common stock to include shares of Class A common stock (“Class A Common Stock”) and shares of Class B common stock (“Class B Common Stock”). The Class A Common Stock and Class B Common Stock are identical, except that the holders of Class A Common Stock are entitled to ten votes per share and holders of Class B Shares are entitled to one vote per share. All of the outstanding shares of Class A Common Stock are owned by Scopus. In addition, each share of Class A Common Stock is convertible, at the option of Scopus in its sole discretion, at any time into one share of Class B Common Stock. Each share of Class A Common Stock is automatically convertible into one share of Class B Common Stock if it is held by anyone other than Scopus or a permitted transferee. After giving effect to the recapitalization, Scopus continues to be the controlling stockholder of Duet with an economic ownership stake of approximately 90% and voting control of approximately 99%. In addition, Duet has issued shares of Class B Common Stock and warrants to purchase Class B Common Stock to unrelated third-parties for aggregate cash consideration of $233,919.

In October 2022, Duet’s board of directors adopted an omnibus incentive plan (the “Plan”), as an incentive to recruit and retain highly qualified employees, directors, consultants, and other services providers of Duet. At the discretion of the board of directors, or any authorized committee thereof, the Plan allows for the issuance of stock options, stock appreciation rights, restricted stock awards, performance awards, other stock-based awards, or other cash-based awards. Pursuant to the Plan, 2,000,000 shares of Duet’s Class B Common Stock were set aside and reserved for issuance. To date, no award issuances have occurred under the Plan.

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

Overview

We are a biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical need. We are currently focusing our development efforts on our immuno-oncology programs. Duet BioTherapeutics, our majority-owned subsidiary (“Duet”), integrates the management and clinical development of the immunotherapy assets of Scopus and Olimmune Inc. (the “Duet Platform”). Duet, formerly Olimmune, was acquired by Scopus in June 2021.

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

An investigational new drug application (“IND”) for DUET-01 for a Phase 1 clinical trial, as a monotherapy, for B-cell non-Hodgkin lymphoma (“NHL”) was filed in April 2021. In May 2021, the United States Food and Drug Administration (“FDA”) approved this IND. The design of such investigator-sponsored clinical protocol for DUET-01, including the number of study visits, together with COVID-related constraints on mobility and travel have caused delays in patient enrollment. As previously disclosed, the clinical study sponsor publicly reported a later possible start date for enrollment. The clinical study sponsor subsequently reported additional delays in such start date. We have engaged in ongoing discussions with the sponsor regarding enrollment challenges and related matters. DUET-01 is currently designed for intratumoral delivery. In April 2022, we entered into a sponsored research agreement (“SRA”) relating to research, currently underway, to evaluate increasing the stability of siRNA-based molecules, including DUET-01 and potential new chemical entities, to enable systemic delivery. We believe that systemic delivery may enhance drug candidates based on siRNA-based molecules. In connection with the SRA, we obtained certain licensing rights to any intellectual property resulting from the research being conducted under such agreement. While research relating to CpG-STAT3siRNA continues pursuant to the SRA, we have begun prioritizing the development of DUET-02.

DUET-02 is an antisense STAT3 inhibitor (“ASO”) designed for systemic delivery. The STAT3ASO molecule binds directly to the STAT3 mRNA, recruiting ribonuclease H1 (“RNase H1”) to degrade the STAT3 mRNA. The use of ASO permits other chemical modifications resulting in greater stability in human blood. This allows for systemic treatment of harder-to-reach solid tumors such as prostate or kidney cancers. Dose-range finding studies, good laboratory practice (“GLP”) toxicology studies, and good manufacturing process (“GMP”) manufacturing of the drug substance and product are all currently in process. Duet currently anticipates filing an IND in Q1 2024 and thereafter commencing one or more Phase 1/2 clinical trials for advanced solid malignancies.

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

We are currently devoting substantially all of our efforts to our immuno-oncology programs. Due to capital constraints and other considerations, we have been winding down efforts relating to our non-immuno-oncology assets.

We do not have any products approved for sale and have not generated any revenue. We expect to continue to incur significant expenses and increasing operating losses. We anticipate that all of our expenses will increase substantially, including as we:

●	continue our research and development efforts;
●	contract with third-party research organizations to manage our clinical and pre-clinical trials for our drug candidates;
●	outsource the manufacturing of our drug candidates for clinical testing and pre-clinical trials;
●	seek to obtain regulatory approvals for our drug candidates;
●	maintain, expand, and protect our intellectual property portfolio;
●	add operational, financial and management information systems and personnel to support our research and development and regulatory efforts;

●	continue to be engaged in litigation and actions taken by and/or against certain adverse parties; and
●	operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our drug candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we will need to raise additional capital to fund our operations. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through equity and debt offerings. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances, and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Moreover, our ability to raise capital continues to be impeded by limited availability of authorized common stock. Our failure to raise capital or enter into such other arrangements as and when needed would impair our ability to develop our drug candidates and would have a material adverse effect on our financial condition, including possibly being required to substantially curtail or cease our operations.

We have incurred net losses in every year since our inception. From inception (April 18, 2017) until September 30, 2022, we have funded our operations through the issuance of common stock, warrants, additional investment options (“AIOs”) and convertible notes. As of September 30, 2022, we had an accumulated deficit of approximately $51.3 million.

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

Please refer to the information provided under the heading “Critical Accounting Policies and Estimates” included in our 2021 Form 10-K. There were no material changes to such policies in the nine months ended September 30, 2022.

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

Results of Operations

Three Months Ended September 30, 2022 Versus Three Months Ended September 30, 2021

The following table summarizes our results of operation for the three months ended September 30, 2022 and 2021:

	Three Months Ended
(in thousands)	September 30,
	2022	2021	Change	% Change
Operating Expenses:
General and Administrative	$982	$2,682	$(1,700)	(63.4)%
Research and Development	917	78	839	1,075.6%
Loss from Operations	(1,899)	(2,760)	(861)	(31.2)%
Other income (expense):
Interest expense	—	(111)	111	(100.0)%
Change in fair value of common stock warrant liability	—	1,470	(1,470)	100.0%
Total other expense	—	1,359	(1,359)	100.0%
Net Loss	$(1,899)	$(1,401)	$(498)	35.6%

Revenue

We did not have any revenue during the three months ended September 30, 2022 and 2021. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses in the three months ended September 30, 2022 and 2021 of approximately $1.0 million and $2.7 million, respectively, with a decrease of approximately $1.7 million or 63.4%. This decrease in general and administrative expenses during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily attributable to a decrease in legal and accounting fees incurred in connection with or as a result of the proxy contest and litigation, including legal services provided to the Board and certain directors and committees thereof, of approximately $1.7 million. Our general and administrative expenses are likely to increase, including to the extent we are able to obtain additional financing to enable us to expand our operations, and may increase materially based upon the activity level of ongoing litigation in any particular period.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of the costs associated with our acquisition of intellectual property that is classified as in-process research and development, fees incurred under our agreements with licensors, including the expenses associated with securities issued in connection with such agreements, as applicable, and expenses relating to third-party research and development vendors and consultants. For the three months ended September 30, 2022 and 2021, we incurred research and development expenses of approximately $0.9 million and $0.1 million, respectively, an increase of approximately $0.8 million or 1,075.6%. The increase in research and development costs during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily attributable to approximately $0.8 million in increased patent fees and preclinical expenses incurred in connection with DUET-02. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the development of our drug candidates.

Other Income (Expense)

Other income (expense) consists of interest expense on our convertible notes and changes in the fair value of a warrant liability. Interest expense decreased from $0.1 million for the three months ended September 30, 2021 to $0 for the three months ended September 30, 2022. Effective July 31, 2021, all of our convertible notes were either converted into W Warrants or repaid in cash. Accordingly, we had no further obligations under the convertible notes at any time from July 31, 2021 through September 30, 2022. Other income related to the change in fair value of warrant liability was $1,470,163 for the three months ended September 30, 2021. There was no income or expense related to the warrant liability during the three months ended September 30, 2022. This income during the three months ended September 30, 2021 is associated with the decrease of a liability related to certain warrants issued in August and September 2020 which were reclassified from equity to warrant liability on June 25, 2021. Until their reclassification into equity on July 31, 2021, we were required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculated the fair value of such warrants using a Monte Carlo daily price simulation.

Net Loss

Our net losses were approximately $1.9 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, an increase of approximately $0.5 million or 35.6%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Nine Months Ended September 30, 2022 Versus Nine Months Ended September 30, 2021

The following table summarizes our results of operation for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
(in thousands)	September 30,
	2022	2021	Change	% Change
Operating Expenses:
General and Administrative	$7,943	$6,228	$1,715	27.5%
Research and Development	1,936	14,888	(12,952)	(87.0)%
Loss from Operations	(9,879)	(21,116)	(11,237)	(53.2)%
Other income (expense):
Interest expense	—	(775)	775	(100.0)%
Change in fair value of common stock warrant liability	—	1,456	(1,456)	100.0%
Total other expense	—	681	(681)	100.0%
Net Loss	$(9,879)	$(20,435)	$10,556	(51.7)%

Revenue

We did not have any revenue during the nine months ended September 30, 2022 and 2021. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses in the nine months ended September 30, 2022 and 2021 of approximately $7.9 million and $6.2 million, respectively, an increase of approximately $1.7 million or 27.5%. This increase in general and administrative expenses during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily attributable to an increase in legal and accounting fees and other expenses incurred in connection with or as a result of the proxy contest and litigation, including legal services provided to the Board and certain directors and committees thereof, of approximately $2.0 million, and additional $0.4 million of costs and expenses associated with Duet operations, which were included for the entire nine-month period in 2022 as compared to only a three-month period following the acquisition of Duet in the prior year. These increases were offset by a decrease of approximately $0.5 million in compensation expense relating to our officers and directors. Our general and administrative expenses are likely to increase, including to the extent we are able to obtain additional financing to enable us to expand our operations, and may increase materially based upon the activity level of ongoing litigation in any particular period.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of the costs associated with our acquisition of intellectual property that is classified as in-process research and development, fees incurred under our agreements with licensors, including the expenses associated with securities issued in connection with such agreements, as applicable, and expenses relating to third-party research and development vendors and consultants. For the nine months ended September 30, 2022 and 2021, we incurred research and development expenses of approximately $1.9 million and $14.9 million, respectively, a decrease of approximately $13.0 million or 87.0%. The decrease in research and development costs during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily attributable to the costs of approximately $8.1 million (of which approximately $7.7 million were non-cash) associated with the acquisition of Duet, including upfront costs of the Duet licenses, approximately $1.5 million of costs associated with the preparation for the Phase I clinical trial for DUET-01, and approximately $5.1 million of additional non-cash expense incurred in connection with achievement of a milestone relating to our acquisition of Bioscience Oncology. These decreases were partially offset by approximately $1.7 million in increased patent fees and preclinical expenses incurred in connection with DUET-02. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the development of our drug candidates.

Other Income (Expense)

Other income (expense) consists of interest expense on our convertible notes and changes in the fair value of a warrant liability. Interest expense decreased from $0.8 million for the nine months ended September 30, 2021 to $0 for the nine months ended September 30, 2022. Effective July 31, 2021, all of our convertible notes were either converted into W Warrants or repaid in cash. Accordingly, we had no further obligations under the convertible notes at any time from July 31, 2021 through September 30, 2022. Other income related to the change in fair value of warrant liability was $1,455,889 for the nine months ended September 30, 2021. There was no income or expense related to the warrant liability during the nine months ended September 30, 2022. This income during the nine months ended September 30, 2021 is associated with the decrease of a liability related to certain warrants issued in August and September 2020 which were reclassified from equity to warrant liability on June 25, 2021. Until their reclassification into equity on July 31, 2021, we were required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculated the fair value of such warrants using a Monte Carlo daily price simulation.

Net Loss

Our net losses were approximately $9.9 million and $20.4 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of approximately $10.6 million or 51.7%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Liquidity and Capital Resources

We have incurred losses since our inception and, as of September 30, 2022, we had an accumulated deficit of approximately $51.3 million. We anticipate that we will continue to incur losses for at least the next several years. Since April 18, 2017 (inception) through September 30, 2022, we have funded our operations principally with approximately $29.1 million in gross proceeds from the sale of convertible notes, common stock, warrants and units comprised of common stock and warrants, the exercise of a portion of such warrants, and units comprised of common stock and AIOs.

During the nine months ended September 30, 2022, we used approximately $7.7 million of cash in operations, which was attributable to our net loss of approximately $9.9 million, the changes in operating assets and liabilities of approximately $1.9 million, and approximately $0.3 million of non-cash expenses.

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

We have received deficiency notification letters from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with certain Nasdaq listing rules relating to maintaining a minimum market value of listed securities of $50,000,000 (the “MVLS Requirement”), a minimum market value of publicly held shares of $15,000,000 (the “MVPHS Requirement”), and a minimum bid price of $1.00 for its common stock (the “Minimum Bid Price Requirement”). On July 13, 2022, we received an additional letter from Nasdaq stating that because we had not regained compliance with the MVLS Requirement as of July 12, 2022, trading of our common stock on Nasdaq would be suspended on July 22, 2022 and removed from listing and registration, unless we requested an appeal to a Nasdaq hearings panel by July 20, 2022, which we requested prior to such deadline. Such hearing occurred on August 25, 2022. In anticipation of the expiration of the MVPHS Requirement and Minimum Bid Price Requirement cure periods on August 30, 2022 and October 3, 2022, respectively, we addressed all three requirements as part of our compliance plan (“Compliance Plan”) during our hearing. By letter dated September 13, 2022, Nasdaq informed us of the Panel’s decision directing that our listing be transferred to the Nasdaq Capital Market, effective at the open of business on September 15, 2022, and our common stock will continue to be listed on that market subject to, among other things, us satisfying the Compliance Plan in full by no later than January 9, 2023. Our listing was transferred to the Nasdaq Capital Market on September 15, 2022 and we are actively working to implement the Compliance Plan. There can be no assurance that the Company will be able to implement all of the elements in the Compliance Plan in the time required thereunder. If the Company is in fact not able to implement the Compliance Plan as required, the Company will be de-listed from Nasdaq.

Our cash resources are extremely limited. As of September 30, 2022, we had cash and cash equivalents of $310,821. We have an immediate need for additional financing. Our ability to raise capital continues to be impeded by limited availability of authorized common stock and the current price of our common stock. Further, we are subject to certain Nasdaq requirements relating to, among other things, the amount and nature of the capital that we can raise. There can be no assurance that financing will be available to us on a timely basis and on satisfactory terms, or at all. We are subject to being delisted from Nasdaq if we are unable to raise the necessary capital in accordance with our Compliance Plan. Moreover, failure to obtain sufficient financing on satisfactory terms in the immediate future will have a material adverse effect on us, including possibly being required to substantially curtail or cease our operations.

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

As a result, we anticipate that we will need substantial additional funding in connection with our continuing operations to fund future clinical trials and pre-clinical testing for our drug candidates, our Compliance Plan for Nasdaq, general and administrative costs and public company and other expenses, including potential indemnification obligations and legal fees (primarily related to litigation). We expect to finance our cash needs primarily through the sale of our debt and equity securities. However, our ability to raise capital continues to be impeded by limited availability of authorized common stock and the current price of our common stock. Further, we are subject to certain Nasdaq requirements relating to, among other things, the amount and nature of the capital that we can raise. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of additional capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

●	the progress, costs, results and timing of our drug candidates’ future clinical studies and future pre-clinical trials, and the clinical development of our drug candidates for other potential indications beyond their initial target indications;
●	the willingness of the FDA and the EMA to accept our future drug candidate clinical trials, as well as our other completed and planned clinical and pre-clinical studies and other work, as the basis for review and approval of our drug candidates;
●	the outcome, costs and timing of seeking and obtaining FDA, EMA and any other regulatory approvals;
●	the number and characteristics of drug candidates that we pursue, including our drug candidates in future pre-clinical development;
●	the ability of our drug candidates to progress through clinical development successfully;
●	our need to expand our research and development activities;
●	the costs of litigations with certain adverse parties;
●	the costs associated with securing and establishing commercialization and manufacturing capabilities;
●	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;
●	our ability to maintain, expand and defend the scope of our licensed intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the effect of competing technological and market developments;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	the duration and spread of the COVID-19 pandemic, and associated operational delays and disruptions and increased costs and expenses;
●	the economic factors, geopolitical risks and sanctions and other terms; and
●	timing and success of any collaboration, licensing or other arrangements into which we may enter in the future.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We continue to be involved in a number of litigation matters, which we have previously disclosed (see Note 8 – Legal Proceedings to our condensed consolidated financial statements). There have been limited activities relating to such matters during the three-month period ended September 30, 2022. However, we anticipate a higher level of activity in 2023, including relating to a proceeding in the Delaware Court of Chancery scheduled to begin in May 2023. Such proceeding has been subject to several postponements. Litigation is highly unpredictable and the costs of litigation, including legal fees, costs and expenses, and the possible liabilities, including monetary damages, to which we could become subject could be significant. Any such liabilities would have a material adverse effect on us. Our existing capital resources are extremely limited and are insufficient to fund our business and/or litigation. There can be no assurance that financing will be available to us on a timely basis and on satisfactory terms, or at all. Failure to obtain sufficient financing on satisfactory terms in the immediate future will have a material adverse effect on us, including being possibly required to substantially curtail or cease our operations.

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

As a result of the decline in the trading price for our common stock and the composition of the Board resulting from the Proxy Contest and subsequent resignations of certain directors, the Company received the Nasdaq Notices. The Nasdaq Notices identify deficiencies with respect to requirements for (i) the minimum Market Value of Listed Securities (“MVLS Requirement”), (ii) the minimum Market Value of Publicly Held Shares (“MVPHS Requirement”), (iii) majority of independent directors (“Majority Independent Requirement”), (iv) Audit and Compensation Committee composition (“Committees Requirement”), and (v) minimum closing bid price (“Bid Price Requirement”). Under Nasdaq rules, the Company has a cure period of 180 days from the date of each respective Nasdaq Notice to regain compliance with the MVLS Requirement, the MVPHS Requirement and Bid Price Requirement. Such 180-day cure periods expired on July 12, 2022, August 30, 2022 and October 3, 2022, respectively. On each of July 13, 2022, August 31, 2022, and October 4, 2022, the Company received additional letters from Nasdaq stating that the Company had not regained compliance with the MVLS Requirement, the MVPHS Requirement, and Bid Price Requirement as of the expiration of their respective cure periods. On August 25, 2022, the Company had a hearing with a Nasdaq panel (the “Panel”), which considered the Company’s plan for regaining compliance (“Compliance Plan”) with the MVLS Requirement, the MVPHS Requirement, and Bid Price Requirement. By letter dated September 13, 2022, Nasdaq informed the Company of the Panel’s decision directing that the Company’s listing be transferred to the Nasdaq Capital Market, effective at the open of business on September 15, 2022, and the Company’s common stock will continue to be listed on that market subject to, among other things, the Company satisfying the Compliance Plan in full by no later than January 9, 2023. While the Company believes that it can regain compliance to maintain its Nasdaq listing, there can be no assurance that the Company will be able to implement such plan within prescribed periods, or at all. Failure to regain compliance with listing requirements would result in the delisting of our common stock from Nasdaq, which would likely have a material adverse effect on the value and trading of shares of our common stock.

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

SCOPUS BIOPHARMA INC.

Date: November 21, 2022	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Robert J. Gibson
Robert J. Gibson
Vice Chairman, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)