Form 10-K
period 2022-12-31
Scopus BioPharma Inc.
filed 2023-04-14
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

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

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.9 million based on the closing price of the registrant’s common stock on such date.

There were 39,584,264 shares of registrant’s Common Stock outstanding as of April 10, 2023.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2022.

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

RISK FACTOR SUMMARY

Below is a summary of principal factors that make an investment in our common stock speculative or risky. This summary does not address all the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the U.S. Securities and Exchange Commission (the “SEC”), before making investment decisions regarding our common stock.

●	We have no approved products and we have not generated any revenue. We have incurred significant losses since our inception and expect to incur significant losses for the foreseeable future. Our ability to reduce our losses is unproven, and we may never achieve or sustain profitability.
●	Our recurring losses raise substantial doubt as to our ability to continue as a going concern.
●	We will require substantial additional funding in the immediate future, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
●	Our ability to issue shares of common stock is currently impeded due to the lack of sufficient shares of authorized common stock, which constrains our ability to raise capital. Increasing the authorized number of shares requires stockholder approval, which we may be unable to obtain on a timely basis, or at all.
●	We are party to ongoing litigation in several matters. Litigation is highly unpredictable and the costs of litigation, including legal fees, costs and expenses, and the possible liabilities, including monetary damages, to which the company could become subject, have been and could continue to be significant.
●	We expect a number of factors, including litigation, to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
●	We cannot be certain that any of our drug candidates will be successfully developed or receive regulatory approval, without which we will not be able to market our drug candidates.
●	Even if approved, our drug candidates may not achieve broad market acceptance among physicians, patients and healthcare payors, and as a result our revenues generated from their sales may be limited.
●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	We utilize third-party contractors for a substantial portion of our operations and may not be able to control their work as effectively as if we performed these functions ourselves.
●	It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our licensed patent position does not adequately protect our drug candidates, others could compete against us more directly, which would harm our business, possibly materially.
●	Our common stock is quoted on the OTCQB Venture Market (“OTCQB”). Notwithstanding such quotation, there can be no assurance that an active or liquid public market will develop or be sustained. In the absence of an active or liquid public market, investors may have difficulty buying and selling or obtaining market quotations; market visibility for our securities may be limited; and a lack of visibility for our securities may have a depressive effect on any market price for our securities.

PART I

Unless otherwise stated or indicated by context in this Annual Report, “we”, “us”, “our”, “company”, “Scopus” and “Scopus BioPharma” refer to Scopus BioPharma Inc. and its subsidiaries, which includes Duet BioTherapeutics Inc.

Item 1. Business.

Overview

We are a biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical need. We are currently focusing our development efforts on our immuno-oncology programs, which are conducted primarily through Duet BioTherapeutics Inc. (“Duet”), our majority-owned subsidiary.

Duet continues to develop its novel approach to immuno-oncology, with a suite of bifunctional oligonucleotides that activate antigen-presenting cells (“APCs”) within the tumor microenvironment, while alleviating tumor immunosuppression to jump-start T cell-mediated immune responses. The unique mechanism-of-action of these synthetic oligonucleotides comes from simultaneously targeting two intracellular immune pathways – signal transducer and activator of transcription 3 (“STAT3”), a master immune checkpoint inhibitor, and toll-like receptor 9 (“TLR9”). The targeted inhibition of STAT3 reawakens immune cells and allows for the full potential of TLR9-driven innate and adaptive immune responses. We refer to Duet’s three distinctive, complementary CpG-STAT3 inhibitors as the Duet Platform. The Duet Platform is comprised of the following:

•	Antisense	CpG-STAT3ASO	(“DUET-02”)

•	RNA silencing	CpG-STAT3siRNA	(“DUET-01”)

•	DNA-binding inhibitor	CpG-STAT3decoy	(“DUET-03”)

Our initial efforts in immuno-oncology related to DUET-01, as a monotherapy targeting B-cell non-Hodgkin lymphoma (“NHL”). As previously disclosed, the design of the investigator-sponsored clinical protocol for DUET-01, including the number of study visits, together with constraints on mobility and travel due to the COVID-19 pandemic, resulted in development delays, including relating to clinical enrollment. As a result of our acquisition of Duet (known as Olimmune Inc. prior to its acquisition), we gained access to a broader technology platform from the laboratory of the principal senior research scientist who is the architect of the oligonucleotide bifunctionality underpinning the Duet Platform, including CpG-STAT3siRNA, previously licensed by us, which is currently designated as DUET-01. DUET-01 is a small interfering RNA (“siRNA”)-based technology which is delivered intratumorally. DUET-02 is being developed for systemic delivery. DUET-02 has a similar mechanism of action as DUET-01, except the STAT3 inhibitor in DUET-02 is an antisense (“ASO”) RNA molecule rather than a siRNA. The STAT3ASO molecule binds directly to the STAT3 mRNA, recruiting ribonuclease H1 (“RNase H1”) to degrade the STAT3 mRNA. The use of ASO permits other chemical modifications resulting in greater stability in human blood. This allows for systemic treatment of harder-to-reach solid tumors such as prostate or kidney cancers. Dose-range finding studies, good laboratory practice (“GLP”) toxicology studies, and good manufacturing process (“GMP”) manufacturing of the drug substance and product are all currently in process. Duet expects to file an investigational new drug application (“IND”) for DUET-02 in Q1 2024 in advanced solid malignancies, with a Phase 1/2 clinical trial anticipated to begin in Q2 2024 in the United States. Pursuant to a sponsored research agreement, research is being conducted to evaluate increasing the stability of novel siRNA-based molecules to enable systemic delivery, which we sometimes refer to as DUET-01B. Pursuant to such agreement, research is also being conducted on double-stranded ASOs, which we sometimes refer to as DUET-02B. We also have the rights for DUET-03, which uses an alternative to the destruction of mRNA to silence STAT3 activity, such as with DUET-01 and DUET-02. DUET-03 targets the actual STAT3 transcription factor protein. Our drug candidates are being evaluated both as monotherapies and as combination therapies with checkpoint inhibitors and/or chimeric antigen receptor T-cell therapies (“CAR-Ts”).

On an ongoing basis, we continue to refine, update and enhance its immuno-oncology pipeline and target indications, including prioritizing solid tumor indications. We also continually evaluate the possibilities of additional studies with a view to enhancing, among other things, the effectiveness and method of delivery of our drug candidates and identifying additional protections for our intellectual property. In addition to our immuno-oncology portfolio, the company obtained licenses for certain non-immuno-oncology drug candidates. As a result of our increased emphasis on our immuno-oncology programs and other considerations, including capital constraints, we have allowed certain of these rights to lapse and continue to evaluate our posture with regard to certain other rights. All of our development efforts continue to be considered in the light of the extreme capital markets dislocation, especially pertaining to small biotechnology companies, which has severely curtailed access to capital.

Recent Developments

Exchange Offer and Financings

In connection with a recapitalization in October 2022, as disclosed on a Current Report on Form 8-K (“Form 8-K”) filed with the SEC on October 10, 2022, we entered into exchange agreements with Duet and the holders of certain outstanding Scopus warrants providing for the exchange of such warrants for shares of Class B common stock of Duet (“Duet Class B Shares”) owned by Scopus. Simultaneously, such exchanged warrants were cancelled. As a result of such cancellation, the shares of Scopus common stock previously underlying such warrants became unreserved and part of the company’s authorized and unissued common stock. At such time, Scopus continued to own an approximately 90% economic ownership stake in Duet. Such ownership stake is owned in the form of Class A common stock (“Duet Class A Shares”), which contains super-majority voting and are held by no stockholders other than Scopus. The newly unreserved shares of Scopus common stock provided the company with unissued shares, giving us, without an increase in authorized shares, the capacity, albeit limited, to issue common stock in a financing transaction. Until such time as we are able to obtain stockholder approval to amend our certificate of incorporation to substantially increase the number of authorized shares, and/or effectuate a reverse stock split, the company will be curtailed in its ability to raise capital through the issuance of common stock. We previously filed a consent solicitation with the SEC and intend to amend such filing to enable us to seek, without limitation, stockholder approval to make available additional shares of authorized common stock. The recapitalization also provided Duet with a stockholder base independent of Scopus, thereby providing both companies with the potential, including concurrently, to obtain additional financing.

As of April 10, 2023, Scopus and Duet raised aggregate gross proceeds of approximately $2.3 million in concurrent financings. Gross proceeds to each of Scopus and Duet were approximately $0.9 million and $1.4 million, respectively. The capital raised by Scopus exhausted substantially all of its shares of authorized common stock (inclusive of the shares of common stock which became unreserved, as stated above). The financings resulted in the issuances of approximately 18.5 million shares of Scopus common stock and approximately 0.5 million Duet Class B shares and 4.8 million Duet warrants, each such warrant being entitled to purchase one Duet Class B Share (“Duet Warrants”). In April 2023, Scopus purchased 3,000,000 Duet Warrants identical to and at the purchase price for the Duet Warrants issued in the Duet financing. The purchase price for such warrants was made through a reduction in the intercompany advances made by Scopus to Duet. Duet has sufficient authorized common stock to enable it to seek access to capital to fund its business plan. In addition, any access to substantial amounts of capital may enable Duet to pay down some or all of the intercompany advances. There can be no assurance that Scopus or Duet will have access to capital in an amount sufficient to fund their businesses, or at all. Dislocation in the capital markets generally, and particularly for smaller biotechnology companies, has severely constrained access to the capital markets. The constraints on our ability to raise capital have been further exacerbated by the suspension of trading and delisting of our common stock from Nasdaq.

Trading Market for our Common Stock

As previously disclosed on Form 8-K filed with the SEC on December 16, 2022, trading in our common stock on Nasdaq was suspended on December 19, 2022. Upon satisfaction of certain Nasdaq procedural requirements, formal delisting of our common stock occurred in March 2023. Upon the suspension of trading on Nasdaq in December 2022, the company’s common stock commenced trading on the OTCQB. Trading in over-the-counter securities is subject to various regulatory requirements and constraints, which generally have an adverse effect on liquidity, which may, among other things, make it more difficult to buy and sell such securities and result in trading price inefficiency and volatility. The OTCQB requires, among other things, that companies be current on its filings and satisfy applicable requirements under the Securities Exchange Act of 1934. The OTCQB has additional requirements, including a minimum share price and unaffiliated share ownership. Failure to satisfy these and other requirements could result in the company’s common stock no longer being eligible to trade on the OTCQB.

The Duet Platform

We have entered into three licenses, two sponsored research agreements, and a clinical research support agreement relating to the Duet Platform with City of Hope (“COH”), a world-renowned, independent biomedical research and treatment center for cancer and other life-threatening diseases.

The Duet Platform is comprised of three distinctive, complementary bifunctional oligonucleotides that each consist of a TLR9 agonist (i.e., CpG ODN) linked with a STAT3 inhibitor (Figure 1):

•	Antisense	CpG-STAT3ASO	(“DUET-02”)

•	RNA silencing	CpG-STAT3siRNA	(“DUET-01”)

•	DNA-binding inhibitor	CpG-STAT3decoy	(“DUET-03”)

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

STAT3 is frequently upregulated in NHL and is associated with poor survival rates in patients with aggressive forms of lymphoma (e.g., Diffuse large B-cell lymphoma or “DLBCL”). NHL is a group of blood cancers originating in either B-cells (approximately 85% of all NHL or T-cells (approximately 15% of all NHL). The American Cancer Society estimates the incidence of NHL to be over 77,000 patients annually in the United States. NHL is characterized into subtypes according to the natural course of disease progression. Aggressive lymphomas, which account for 60% of all NHL cases, progress rapidly. DLBCL is the most common of these aggressive subtypes, with only an approximate 40% 5-year overall survival even with combined chemo-immunotherapy, where more effective treatments are needed. Research is also being conducted using DUET-01 in combination with immune checkpoint inhibitors (“ICIs”).

In connection with the integration of management and clinical development of our immunotherapy assets subsequent to our acquisition of Duet, CpG-STAT3siRNA, which the company had previously referred to as CO-sTiRNATM for ease of reference, was redesignated as DUET-01. DUET-01 is a siRNA-based technology. While it has been suggested that siRNA-based technologies have superior potency for inhibition of gene expression compared to other oligonucleotides, siRNAs have not typically been amenable to systemic administration as serum endonucleases rapidly degrade the siRNA molecules when delivered intravenously or subcutaneously. This has generally limited their utility to local, intratumoral delivery in immuno-oncology. As a result of development delays, as previously noted; the acquisition of Duet, giving us access to additional bifunctional oligonucleotides; and capital constraints, we made the determination to prioritize the development of Duet’s systemically-deliverable antisense technology, DUET-02. To capitalize on certain benefits of a siRNA-based technology, research is being conducted pursuant to the Kortylewski SRA, as hereinafter defined, to evaluate increasing the stability of novel siRNA-based molecules to enable systemic delivery, which we sometimes refer to as DUET-01B.

DUET-02

Duet is developing DUET-02, which has a similar mechanism of action to DUET-01 except the STAT3 inhibitor is an antisense (“ASO”) RNA molecule rather than a siRNA, to target metastatic solid tumor cancers using systemic administration. The STAT3ASO molecule binds directly to the STAT3 mRNA, recruiting RNase H1 to degrade the STAT3 mRNA (Figure 3). The use of ASO permits other chemical modifications resulting in greater stability in human blood. This allows for systemic treatment of harder-to-reach solid tumors such as prostate or kidney cancers.

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

Although Duet has seen significant effect using DUET-02 in pre-clinical proof of concept studies for genitourinary cancers, such as metastatic prostate cancer, and head and neck squamous cell carcinoma, the company is taking a broader approach in its clinical evaluation of this therapeutic agent. The initial clinical trial will be designed as an open-label, sequential groups Phase 1/2 study in patients with advanced or metastatic solid malignancies that are refractory to established therapies known to provide clinical benefit. Dose-range finding studies, GLP toxicology studies, and GMP manufacturing of the drug substance and product are all underway. The IND for this clinical trial is expected to be submitted in Q1 2024, with trial enrollment anticipated to begin in Q2 2024.

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

Licenses, Rights, and Other Arrangements

Exclusive License Agreement for CpG-STAT3siRNA (DUET-01)

We acquired exclusive, worldwide rights from COH for CpG-STAT3siRNA (the “siRNA Exclusive License Agreement”), including the patent rights and associated know-how. Under the siRNA Exclusive License Agreement, we are required to commercially develop DUET-01, including through all phases of clinical trials, and to eventually obtain marketing approval. Upon the grant of the siRNA Exclusive License Agreement, we paid COH an upfront license fee and reimbursed certain patent fees and expenses in an aggregate amount of approximately $284,000, and issued 200,000 shares of our common stock and 47,965 warrants, each such warrant being entitled to purchase one share of Scopus common stock. Over the course of the siRNA Exclusive License Agreement, we are required to attain certain diligence milestones and are obligated to raise a prescribed amount of capital to support the costs associated with development of DUET-01. We also are required to make development milestone payments, which total approximately $3.5 million in the aggregate, for each indication. These milestone payments are tied to achieving certain clinical milestones and obtaining marketing approvals. We also must make sales milestone payments tied to achieving net sales starting at $50 million in a year up to $1 billion in a year, which payments total $57.5 million in the aggregate. We are also subject to paying base royalties on sales, such royalty rate being a mid-single digit percentage of sales, subject to minimum annual royalties. Royalty terms are determined on a country-by-country basis and extend to the later of 15 years following the expiration of patent protection in such country or, in cases of know-how, 15 years from the first commercial sale. We are also required to pay annual license maintenance fees, such fees being less than $50,000 per year, which will be credited against base royalties in a license year once we become obligated to pay such royalties in a license year. The siRNA Exclusive License Agreement is subject to termination upon an uncured material breach by either party or our bankruptcy.

Clinical Research Support Agreement for CpG-STAT3siRNA (DUET-01)

In March 2021, the company paid to COH approximately $1.2 million relating to the clinical lot manufacturing and IND preparation costs for CpG-STAT3siRNA and agreed to pay $10,000 per month to COH for certain project management and regulatory services relating to the preparation of the IND for CpG-STAT3siRNA until such IND was filed with the FDA, which occurred in April 2021. Further, the company incurred costs of approximately $43,433 and approximately $333,807 during the years ended December 31, 2022 and 2021, respectively, pursuant to a clinical research support agreement (the “CRSA) relating to the Phase 1 clinical trial for CpG-STAT3siRNA to be conducted at COH.

Sponsored Research Agreement with Dr. Kortylewski

On April 7, 2022, we entered into the Kortylewski SRA with COH for research to be conducted by Dr. Kortylewski. siRNA-based therapeutics have shown potent biological effect in pre-clinical models of various cancers. The inherent characteristics of these molecules, however, result in rapid degradation by endonucleases in human serum. This degradation necessitates intratumoral delivery. The research being initiated under the Kortylewski SRA, among other things, is to evaluate novel chemical structures and formulations, including lipid nanoparticles, to increase the stability of siRNA-based molecules in serum to allow for systemic delivery. The research under the Kortylewski SRA is expected to be conducted over a two-year period at a cost of approximately $200,000 per year. Duet owns a non-exclusive license, as well as a right to enter into an exclusive license for any new inventions or intellectual property resulting from the research conducted under the Kortylewski SRA.

Exclusive License Agreement for CpG-STAT3ASO (DUET-02)

On June 25, 2021, Duet entered into an exclusive license agreement (the “ASO Exclusive License Agreement”) with COH pursuant to which Duet acquired from COH an exclusive license to ASO Patent Rights, which include: (i) PCT Application, Serial No. PCT/US2016/040361, filed June 30, 2016; (ii) patents, patent applications, continuations, divisional applications, and foreign equivalents that claim the same invention(s) and priority date as the foregoing, such as United States Patent Number 10,758,624; (iii) continuation-in-part applications that repeat a substantial portion of any of the foregoing applications; (iv) letters patent or the equivalent issued on any of the foregoing applications throughout the world; and (v) amendments, extensions, renewals, reissues, supplementary protection certificates, substitutions and re-examinations of any of the foregoing. Subject to the terms and conditions of the ASO Exclusive License Agreement, COH granted us an exclusive royalty-bearing right and license to commercially exploit the licensed rights in the field of therapeutics.

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

On April 19, 2022, we entered into an amendment to the ASO Exclusive License Agreement to secure a non-exclusive royalty bearing right and license to use and make derivative works of certain technical information and know how related to DUET-02. In connection with the amendment, we agreed to make a one-time non-refundable license fee payment of $25,000 to COH within five days of the effective date of the amendment.

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

Exclusive License Agreement for CpG-STAT3decoy (DUET-03)

On June 25, 2021, Duet entered into an exclusive license agreement (the “Decoy Exclusive License Agreement”) with COH pursuant to which we acquired from COH an exclusive license to Decoy Patent Rights, which include: (i) United States Issued Patent Number 9,976,147, issued May 22, 2018, United States Issued Patent Number 10,829,765, issued November 10, 2020, and United States Patent Application Number 17/070,321, filed October 14, 2020; (ii) patents, patent applications, continuations, divisional applications, and foreign equivalents that claim the same invention(s) and priority date as the foregoing; (iii) continuation-in-part applications that repeat a substantial portion of any of the foregoing applications; (iv) letters patent or the equivalent issued on any of the foregoing applications throughout the world; and (v) amendments, extensions, renewals, reissues, supplementary protection certificates, substitutions and re-examinations of any of the foregoing.

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

Other Rights

In addition to our immuno-oncology portfolio, we obtained licenses for non-immuno-oncology drug candidates. As a result of our increased emphasis on our immuno-oncology programs and other considerations, including capital constraints, we have allowed some of these rights to lapse and continue to evaluate our posture with respect to certain other rights, including our rights under the license agreement which may overlap with rights which may have been granted by the common licensor to a third-party. All of our development efforts continue to be considered in light of the extreme capital markets dislocation, especially pertaining to small biotechnology companies, which has severely curtailed access to capital. With respect to all of our programs, we continually evaluate them for feasibility and potential likelihood of success generally and relative to the cost of development, time for enrollment and development, patent life and market exclusivity. As such, we may seek to accelerate programs or terminate programs based upon these analyses, our financial wherewithal, market dynamics and other factors.

Intellectual Property

The proprietary nature of, and protection for, our drug candidates and our discovery programs, processes and know-how are important to our business. As of December 31, 2022, our intellectual property, pursuant to our licenses and other arrangements, includes 10 U.S. issued patents, 3 pending U.S. nonprovisional patent applications, 2 foreign issued patents, and 4 pending foreign nonprovisional patent applications. The claims of these patents and patent applications are directed toward various aspects of our immuno-oncology drug candidates and research programs. We rely upon our licensors to obtain patent protection in the United States and internationally for our licensed drug candidates and our discovery programs, and any other inventions to which we have rights under our license agreements, where available and when appropriate. To the extent we will be able to do so, our policy will be to work with our licensors to pursue, maintain our licensed patents and defend patent rights and to protect the technology, inventions and improvements that are commercially important to the development of our business. We will also rely on trade secrets that may be important to the development of our business. Our commercial success will depend in part on obtaining and maintaining patent protection by collaborating with licensors and trade secret protection of our current and future drug candidates and the methods used to develop and manufacture them, as well as successfully defending any patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We cannot be sure that patents will be granted with respect to any of pending patent applications our licensors file or with respect to any patent applications our licensors file in the future, nor can we be sure that any existing patents or any patents that may be granted in the future upon which we rely will be commercially useful in protecting our drug candidates, discovery programs and processes. For this and more comprehensive risks related to our licensed intellectual property, please see “Risk Factors — Risks Relating to Our Intellectual Property.”

Litigation and Related Matters

We continue to be a party in several litigation matters initiated by or against certain adverse parties and certain of their affiliates and/or related parties (the “Adverse Parties”) who are stockholders of the company and certain of whom are also former officers and/or directors of the company. As previously disclosed, one of such Adverse Parties initiated litigation with respect to a dispute about ownership of certain shares and various other matters. Most recently, a trial date was scheduled for May 25, 2023, which was subsequently postponed. It is currently uncertain as to when any trial date may be rescheduled. Such Adverse Parties also filed a stockholder derivative complaint, purportedly on behalf of the company. The company filed a motion to dismiss this stockholder derivative complaint in November 2021. In March 2022, the Delaware Court of Chancery (“Chancery Court”) dismissed such complaint. One of the Adverse Parties also initiated an action in the Supreme Court of the State of New York (the “New York Court”) alleging, among other things, that he was wrongfully terminated by the company. In March 2023, the New York Court dismissed all of the claims in such action other than the wrongful termination claim. Due to the factual nature of such claim, it remains subject to further proceedings. The status and timing of the remaining litigation matters are uncertain. The outcome relating to any such matters, and litigation generally, are highly unpredictable and the costs of litigation, including legal fees, costs and expenses, and the possible liabilities, including monetary damages, to which the company could become subject could be significant. Any such liabilities could have a material adverse effect on the company. The company’s existing capital resources will not be sufficient to implement its business plan, including the development of its drug candidates, especially if the company continues to be subject to or pursuing ongoing litigation. The company requires additional financing and there can be no assurance that any such financing will be available on satisfactory terms, or at all. Failure to obtain additional financing will have a material adverse effect on the company.

Commercialization

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We may build our own commercial infrastructure or utilize contract reimbursement specialists, salespeople, medical education specialists, distribution or other collaboration arrangements and take other steps to establish the necessary commercial infrastructure at such time as we believe that one of our drug candidates is approaching marketing approval.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for final manufacture. We rely on third parties for the manufacture of our drug candidates for future pre-clinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize.

For our future drug candidates, we aim to identify and qualify manufacturers and researchers to provide the application program interface (“API”), and fill-and-finish services prior to submission of an IND to the FDA. We expect to continue to fund the development of drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Employees, Executives, Advisors and Human Capital Resources

Our team is comprised of 13 members, including employees, executive officers who provide services pursuant to a management services agreement, and key consultants, 5 of whom spend substantially all, or a significant portion of, their business time on company matters. Our senior management consists of the President and Chief Executive Officer of Duet, our Chairman, and our Vice Chairman, who are advised and assisted by the Chairman of the Executive Committee of the Board.

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

We have never generated revenue and have never been profitable and do not expect to generate revenue or be profitable in the foreseeable future. We have not yet begun any clinical trials or submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere for any of our drug candidates for any indication. We have incurred net losses since our inception, including net losses of approximately $11.6 million and approximately $27.0 million for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of approximately $53.1 million as of December 31, 2022.

We have devoted most of our financial resources to licensing our intellectual property, preparing for and engaging in clinical trials, sponsoring research with academic and medical research institutions, litigation with the Adverse Parties, the proxy contest for the 2021 Annual Meeting of Stockholders, and our corporate overhead. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase when we expand our clinical activities and seek regulatory approvals for, our drug candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our drug development efforts and operations as a public company. We anticipate that any such losses could be significant for the next several years as we begin clinical trials and IND-enabling studies for our drug candidates and related activities required for regulatory approval and continue pursuing additional indications for our drug candidates in our future clinical trials. If any of our drug candidates fail in future clinical trials or do not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

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

We will require substantial additional funding in the immediate future, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

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

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

●	the progress, costs, results of and timing of our drug candidate trials for the treatment of cancer and the future pre-clinical and clinical development of our drug candidates for other potential indications;
●	the number and characteristics of drug candidates that we pursue;
●	the ability of our drug candidates to progress through future pre-clinical and future clinical development successfully;
●	our need to expand research and development activities;
●	the costs associated with securing and establishing commercialization and manufacturing capabilities;
●	market acceptance of our drug candidates;
●	the costs of acquiring, licensing or investing in businesses, products, drug candidates and technologies;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio rights, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	our need and ability to hire additional management and scientific and medical personnel;
●	the effect of competing technological and market developments;
●	the status and outcome of current or any future litigation with Adverse Parties;
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

Some of these factors are outside of our control. We will need to obtain additional financing to fund our operations in the immediate future. We will seek to finance our cash needs primarily through equity financings, subject to the company having available shares of authorized common stock, and debt offerings. We may also seek to raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements.

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of existing stockholders. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to further decline.

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

We have issued or reserved substantially all our available shares of authorized common stock and, consequently, our ability to obtain additional financing through the sale of common stock or other securities convertible or exchangeable into common stock is severely constrained. Increasing the authorized number of shares requires an amendment to our charter, which can only be obtained by the approval of the holders of a majority of our outstanding shares of common stock. Failure to increase our authorized common stock, which is necessary for the company to raise needed capital, may require us to delay, limit, reduce or cease our operations.

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

The company has been compelled to commit significant resources to defend against the Adverse Parties litigation. For the year ended December 31, 2022, the fees, costs, and expenses of litigation were significant, albeit lower than such fees, costs, and expenses in the prior year. Litigation is highly unpredictable and the costs of litigation, including legal fees, costs and expenses, and the possible liabilities, including monetary damages, to which the company could become subject could be significant. Any such liabilities are likely to have a material adverse effect on the company. The company’s existing capital resources will not be sufficient to implement its business plan, including the development of its drug candidates, while also continuing to be subject to or pursuing ongoing litigation. The company will require additional financing and there can be no assurance that any such financing will be available on satisfactory terms, or at all. Failure to obtain additional financing, as necessary, will have a material adverse effect on the company.

COVID-19 had a material adverse impact on our business, including delays in drug development, and any resurgence of COVID-19 could have a material adverse effect on our company.

COVID-19 had a material adverse impact on our business, including delays in drug development. As previously disclosed, the COVID-19 pandemic, including related constraints on mobility and travel, caused delays in enrollment in the investigator-sponsored clinical trial for our initial immuno-oncology drug candidate, for which we had previously received IND clearance from the FDA. Although it has been declared that the COVID-19 global pandemic is over, with the emergency declarations set to expire in May 2023, there may continue to be residual effects of COVID-19, especially as it relates to potential clinical trial participants who are predominately immunocompromised. There can be no assurance that a resurgence of COVID-19 will not occur and any such resurgence is likely to have a material adverse effect on drug development, which would have a material adverse effect on our company and its financial condition.

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

We outsource or intend to outsource substantial portions of our operations to third-party service providers, including the conduct of current and future pre-clinical and clinical studies, collection and analysis of data and manufacturing. Our agreements with third-party service providers and contract research organizations, or CROs, are on a study-by-study and project-by-project basis. Typically, we may terminate the agreements with notice and are responsible for the supplier’s previously incurred costs. In addition, any CRO that we retain are subject to the FDA’s and European Medicine Agency’s, or EMA’s, regulatory requirements and similar standards outside of the United States and Europe and we do not have control over compliance with these regulations by these providers. Consequently, if these providers do not adhere to applicable governing practices and standards, the development, manufacturing and commercialization of our drug candidates could be delayed or stopped, which could severely harm our business and financial condition.

Because we rely on third parties, our internal capacity to perform these functions will be limited to management oversight. Outsourcing these functions involves the risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. It is possible that we could experience difficulties in the future with our third-party service providers. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. There are a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. To the extent we are unable to identify, retain and successfully manage the performance of our third-party service providers, our business may be adversely affected, and we may be subject to the imposition of civil or criminal penalties if their conduct of clinical trials violates applicable law.

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards, which could significantly harm our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and other U.S. and non-U.S. regulators, provide accurate information to the FDA and other U.S. and non-U.S. regulators, comply with health care fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Our board of directors has adopted a code of ethics and business conduct, but, even with such adoption, it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

The first NDA applicant with an Orphan Drug Designation for a particular active moiety to treat a specific disease or condition that receives FDA approval is usually entitled to a seven-year exclusive marketing period in the U.S. for that drug, for that indication. We intend to rely, in part, on this orphan drug exclusivity and other regulatory exclusivities to protect our drug candidates and, potentially, our other products and drug candidates from competitors, and we expect to continue relying in part on these regulatory exclusivities in the future. The duration of that exclusivity period could be impacted by a number of factors, including the FDA’s later determination that the request for designation was materially defective, that the manufacturer is unable to supply sufficient quantities of the drug, or that the extension of the exclusivity period established by the Improving Regulatory Transparency for New Medical Therapies Act does not apply. There is no assurance that we will successfully obtain Orphan Drug Designation for other drug candidates or other rare diseases or that a drug candidate for which we receive Orphan Drug Designation will be approved, or that we will be awarded orphan drug exclusivity upon approval as, for example, the FDA may reconsider whether the eligibility criteria for such exclusivity have been met and/or maintained. Moreover, a drug product with an active moiety that is a different cannabinoid from that in any of our drug candidate or, under limited circumstances, the same drug product, may be approved by the FDA for the same indication during the period of marketing exclusivity. The limited circumstances include a showing that the second drug is clinically superior to the drug with marketing exclusivity through a demonstration of superior safety or efficacy or that it makes a major contribution to patient care. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a drug candidate we are pursuing for the same indication before us, approval of our drug candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our drug candidate is clinically superior to the approved product. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a drug candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our drug candidate. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product, and future challenges could lead to changes that affect the protections potentially afforded our products in ways that are difficult to predict. In a recent successful legal challenge, a court invalidated the FDA’s denial of orphan exclusivity to a drug on the grounds that the drug was not proven to be clinically superior to a previously approved product containing the same ingredient for the same orphan use. In response to the decision, the FDA released a policy statement stating that the court’s decision is limited just to the facts of that particular case and that the FDA will continue to require the sponsor of a designated drug that is the “same” as a previously approved drug to demonstrate that its drug is clinically superior to that drug upon approval in order to be eligible for orphan drug exclusivity, or in some cases, to even be eligible for marketing approval. In the future, there is the potential for additional legal challenges to the FDA’s orphan drug regulations and policies, and it is uncertain how such challenges might affect our business.

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

We are currently developing our drug candidates and thus have no products approved for sale and cannot guarantee that there will ever have marketable products. The development of a drug candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States, the EMA in Europe and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our drug candidates in the United States or Europe until we receive approval of a NDA from the FDA or a Marketing Authorization Application, or MAA, from the EMA, respectively. We have not submitted any marketing applications for any of our drug candidates.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. Under the current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

We do not currently intend to manufacture any products that we plan to sell. We currently have agreements with contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of sufficient quantities of drug product for our drug candidates’ pre-clinical studies and clinical trials and that we believe we will need to conduct prior to seeking regulatory approval.

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

Pursuant to our license agreements, we have obtained and may obtain rights to certain patents. For additional information regarding these license agreements, see “Business  —  Intellectual Property.” In the future, we may seek rights from third parties to other patents or patent applications. Our success will depend, in part, on our ability and the ability of our licensors to maintain and/or obtain and enforce patent protection for our proposed products and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. Patent positions in the field of biotechnology and pharmaceuticals are generally highly uncertain and involve complex legal and scientific questions. We cannot be certain that we or our licensors were the first inventors of inventions covered by our licensed patents or that we or they were the first to file. Accordingly, the patents licensed to us may not be valid or afford us protection against competitors with similar technology. The failure to maintain and/or obtain patent protection on the technologies underlying our proposed products may have material adverse effects on our competitive position and business prospects.

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

Although our common stock is quoted on OTCQB, there can be no assurance that an active and liquid public market will develop or be sustained.

Our common stock is quoted on the OTCQB. Notwithstanding such quotation, there can be no assurance that an active or liquid public market will develop or be sustained. In the absence of an active or liquid public market, investors may have difficulty buying and selling or obtaining market quotations; market visibility for our securities may be limited; and a lack of visibility for our securities may have a depressive effect on any market price for our securities. Moreover, there can be no assurance that securities analysts of brokerage firms will provide coverage of our company, if at all. There is currently no research coverage on the company. In the event there is no active or liquid public market for our common stock or coverage of our company by securities analysts of brokerage firms, it may be difficult to sell our common stock at desirable prices or at all. Moreover, there is a risk that our common stock could become ineligible for quotation on the OTCQB or any other trading market.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, if or when applicable, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Item 2. Properties.

Our corporate headquarters is located at 420 Lexington Avenue, in New York, New York, where office space is made available to us pursuant to a management services agreement, which provides for an approximately $3,000 per month fee for such office space and facilities. We also have corporate office space in Los Angeles, California. Office space in Tel Aviv, Israel, is also made available to us at variable costs.

We believe that our facilities are suitable and adequate for our current needs.

Item 3. Legal Proceedings.

The company is a party to a number of legal proceedings. See “Item 1. Business - Litigation and Related Matters.”

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is quoted on the OTCQB under the symbol “SCPS.”

Holders

As of December 31, 2022, we had approximately 174 record holders of our common stock. This does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms, which includes non-objecting beneficial owners. We believe that the aggregate number of record and street name stockholders exceeds 2,500.

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

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of December 31, 2022.

	Number of		Number
	Securities to	Weighted-	of Securities
	be Issued	Average	Remaining
	Upon	Exercise	Available for
	Exercise of	Price of	Future
	Outstanding	Outstanding	Issuance
	Options,	Options,	Under Equity
	Warrants	Warrants	Compensation
	and Rights	and Rights	Plans
Equity compensation plans approved by security holders	600,000	$3.81	400,000

Equity compensation plans not approved by security holders	—	$—	1,400,000

Total	600,000	$3.81	1,800,000

Sales of Unregistered Securities

As of April 10, 2023, we issued 18,490,000 shares of common stock, at an offering price of $0.05 per share, for aggregate gross proceeds of $924,500 in a private placement.

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

Overview

We are a biopharmaceutical company developing transformational therapeutics for serious diseases with significant unmet medical need. We are currently focusing our development efforts on our immuno-oncology programs, which are conducted primarily through Duet.

Duet continues to develop its novel approach to immuno-oncology, with a suite of bifunctional oligonucleotides that activate antigen-presenting cells (“APCs”) within the tumor microenvironment, while alleviating tumor immunosuppression to jump-start T cell-mediated immune responses. The unique mechanism-of-action of these synthetic oligonucleotides comes from simultaneously targeting two intracellular immune pathways – STAT3 and TLR9. The targeted inhibition of STAT3 reawakens immune cells and allows for the full potential of TLR9-driven innate and adaptive immune responses. We refer to Duet’s three distinctive, complementary CpG-STAT3 inhibitors as the Duet Platform. The Duet Platform is comprised of the following:

•	Antisense	CpG-STAT3ASO	(“DUET-02”)

•	RNA silencing	CpG-STAT3siRNA	(“DUET-01”)

•	DNA-binding inhibitor	CpG-STAT3decoy	(“DUET-03”)

Our initial efforts in immuno-oncology related to DUET-01, as a monotherapy targeting B-cell NHL. As previously disclosed, the design of the investigator-sponsored clinical protocol for DUET-01, including the number of study visits, together with constraints on mobility and travel due to the COVID-19 pandemic, resulted in development delays, including relating to clinical enrollment. As a result of our acquisition of Duet, we gained access to a broader technology platform from the laboratory of the principal senior research scientist who is the architect of the oligonucleotide bifunctionality underpinning the Duet Platform, including CpG-STAT3siRNA, previously licensed by us, which is currently designated as DUET-01. DUET-01 is a siRNA-based technology which is delivered intratumorally. DUET-02 is being developed for systemic delivery. DUET-02 has a similar mechanism of action as DUET-01, except the STAT3 inhibitor in DUET-02 is an antisense RNA molecule rather than a siRNA. The STAT3ASO molecule binds directly to the STAT3 mRNA, recruiting RNase H1 to degrade the STAT3 mRNA. The use of ASO permits other chemical modifications resulting in greater stability in human blood. This allows for systemic treatment of harder-to-reach solid tumors such as prostate or kidney cancers. Dose-range finding studies, GLP toxicology studies, and GMP manufacturing of the drug substance and product are all currently in process. Duet expects to file an IND for DUET-02 in Q1 2024 in advanced solid malignancies, with a Phase 1/2 clinical trial anticipated to begin in Q2 2024 in the United States. Pursuant to a sponsored research agreement, research is being conducted to evaluate increasing the stability of novel siRNA-based molecules to enable systemic delivery, which we sometimes refer to as DUET-01B. Pursuant to such agreement, research is also being conducted on double-stranded ASOs, which we sometimes refer to as DUET-02B. We also have the rights for DUET-03, which uses an alternative to the destruction of mRNA to silence STAT3 activity, such as with DUET-01 and DUET-02. DUET-03 targets the actual STAT3 transcription factor protein. Our drug candidates are being evaluated both as monotherapies and as combination therapies with checkpoint inhibitors and/or CAR-Ts.

On an ongoing basis, we continue to refine, update and enhance its immuno-oncology pipeline and target indications, including prioritizing solid tumor indications. We also continually evaluate the possibilities of additional studies with a view to enhancing, among other things, the effectiveness and method of delivery of our drug candidates and identifying additional protections for our intellectual property. In addition to our immuno-oncology portfolio, the company obtained licenses for certain non-immuno-oncology drug candidates. As a result of our increased emphasis on our immuno-oncology programs and other considerations, including capital constraints, we have allowed certain of these rights to lapse and continue to evaluate our posture with regard to certain other rights. All of our development efforts continue to be considered in the light of the extreme capital markets dislocation, especially pertaining to small biotechnology companies, which has severely curtailed access to capital.

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

We have incurred net losses in every year since our inception. From inception (April 18, 2017) until December 31, 2022, we have funded our operations through the issuance of common stock, warrants, additional investment options (“AIOs”) and convertible notes. As of December 31, 2022, we had an accumulated deficit of approximately $53.1 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

As an “emerging growth company,” we also rely on exemptions from certain reporting requirements, including without limitation: (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of an initial public offering; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Fiscal Year Ended December 31, 2022 Versus Fiscal Year Ended December 31, 2021

The following table summarizes our results of operation for the fiscal years ended December 31, 2022 and 2021:

	Year Ended
(in Thousands)	December 31,
	2022	2021	Change	% Change
Operating Expenses:
General and Administrative	$9,033	$12,611	$(3,578)	(28.4)%
Research and Development	2,682	15,023	(12,341)	(82.1)%
Loss from Operations	(11,715)	(27,634)	(15,919)	(110.5)%
Other income (expense):
Interest expense	—	(775)	(775)	(100.0)%
Change in fair value of common stock warrant liability	—	1,456	1,456	100.0%
Total other income	—	681	681	100.0%
Net Loss	$(11,715)	$(26,953)	$(15,238)	56.5%

Revenue

We did not have any revenue during the years ended December 31, 2022 and 2021. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors, and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses in years ended December 31, 2022 and 2021 of approximately $9.0 million and $12.6 million, respectively, with a decrease of approximately $3.6 million or 28.4%. This decrease in general and administrative expenses during the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily attributable to a decrease in legal and accounting fees and other expenses incurred in connection with or as a result of the 2021 proxy contest and litigation, including legal services provided to the Board and certain directors and committees thereof, of approximately $3.3 million. Additionally, this decrease in general and administrative expenses is attributable to a decrease of approximately $0.8 million in compensation expense relating to our officers and directors. These decreases were offset by an increase of $0.5 million of costs and expenses associated with Duet operations, which were included for the entire twelve-month period in 2022 as compared to only a six-month period following the acquisition of Duet in June 2021. Our general and administrative expenses are likely to increase, including to the extent we are able to obtain additional financing to enable us to expand our operations, and may increase materially based upon the activity level of ongoing litigation in any particular period.

Research and Development and Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of the costs associated with our acquisition of intellectual property that is classified as in-process research and development, fees incurred under our agreements with licensors, including the expenses associated with securities issued in connection with such agreements, as applicable, and expenses relating to third-party research and development vendors and consultants. For the years ended December 31, 2022 and 2021, we incurred research and development expenses of approximately $2.7 million and $15.0 million, respectively, a decrease of approximately $12.3 million or 82.1%. The decrease in research and development costs during the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily attributable to the costs of approximately $8.1 million (of which approximately $7.7 million were non-cash) associated with the acquisition of Duet, including upfront costs of the Duet licenses, approximately $1.5 million of costs associated with the preparation for the Phase I clinical trial for DUET-01, and approximately $5.1 million of additional non-cash expense incurred in connection with achievement of a milestone relating to our acquisition of Bioscience Oncology. These decreases were partially offset by approximately $2.4 million in increased patent fees and preclinical expenses incurred in connection with DUET-02. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the development of our drug candidates.

Other income (expense)

There was no other income (expense) during the year ended December 31, 2022. For the year ended December 31, 2021, other income (expense) consists of interest expense on our Convertible Notes and changes in the fair value of a warrant liability. Interest expense decreased from $0.8 million for the year ended December 31, 2021 to $0 for the year ended December 31, 2022. Effective July 31, 2021, all of our convertible notes were either converted into W Warrants or repaid in cash. Accordingly, we had no further obligations under the convertible notes at any time from July 31, 2021 through December 31, 2022. Other income related to the change in fair value of warrant liability was $1,455,889 for the year ended December 31, 2021. There was no income or expense related to the warrant liability during the year ended December 31, 2022. This income during the year ended December 31, 2021 is associated with the decrease of a liability related to certain warrants issued in August and September 2020 which were reclassified from equity to warrant liability on June 25, 2021. Until their reclassification into equity on July 31, 2021, we were required to revalue warrants classified on our balance sheet as a liability at the end of each reporting period and reflect a gain or loss from the change in fair value in the period in which the change occurred. We calculated the fair value of such warrants using a Monte Carlo daily price simulation.

Net Loss

Our net losses were approximately $11.7 million and $27.0 million for the year ended December 31, 2022 and 2021, respectively, a decrease of approximately $15.2 million or 56.5%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Liquidity and Capital Resources

We have incurred losses since our inception, and, as of December 31, 2022, we had an accumulated deficit of approximately $53.1 million. We anticipate that we will continue to incur losses for at least the next several years. Since April 18, 2017 (inception) through December 31, 2022, we have funded our operations principally with approximately $29.4 million in gross proceeds from the sale of convertible notes, common stock, warrants and units comprised of common stock and warrants, the exercise of a portion of such warrants, and units comprised of common stock and AIOs.

During the year ended December 31, 2022, we used approximately $8.1 million of cash in operations, which was attributable to our net loss of approximately $11.7 million, the changes in operating assets and liabilities of approximately $3.2 million, and approximately $0.4 million of non-cash expenses.

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

Our cash resources are extremely limited. We had cash of approximately $125,000 as of December 31, 2022. As set forth in “Item 1. Business – Recent Developments,” as of April 10, 2023, Scopus and Duet raised aggregate gross proceeds of approximately $2.3 million on a consolidated basis in concurrent financings. Notwithstanding such financings, we continue to have an immediate need for additional financing. Our ability to raise capital continues to be impeded by limited availability of authorized common stock and the current price of our common stock. Further, we are subject to certain stock market requirements relating to, among other things, the amount and nature of the capital that we can raise. There can be no assurance that financing will be available to us on a timely basis and on satisfactory terms, or at all. Failure to obtain sufficient financing on satisfactory terms in the immediate future will have a material adverse effect on us, including possibly being required to substantially curtail or cease our operations.

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

Future Funding Requirements

We have not generated any revenue. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our drug candidates. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue to research, develop, and seek regulatory approval for, our drug candidates. We expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our drug candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

As a result, we anticipate that we will need substantial additional funding in connection with our continuing operations to fund future clinical trials and pre-clinical testing for our drug candidates, general and administrative costs and public company and other expenses, including potential indemnification obligations and legal fees (primarily related to litigation). We expect to finance our cash needs primarily through the sale of our debt and equity securities. However, our ability to raise capital continues to be impeded by the current price of our common stock. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of additional capital outlays and operating expenditures necessary to complete the development of our drug candidates.

Our future capital requirements will depend on many factors, including:

●the progress, costs, results and timing of our drug candidates’ future clinical studies and future pre-clinical trials, and the clinical development of our drug candidates for other potential indications beyond their initial target indications;
●the willingness of the FDA and the EMA to accept our future drug candidate clinical trials, as well as our other completed and planned pre-clinical studies and other work, as the basis for review and approval of our drug candidates;
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Scopus BioPharma Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scopus BioPharma Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since its inception, and has negative cash flows from operations and will need additional funding to complete planned development efforts. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, MA

April 14, 2023

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$124,575	$7,942,971
Prepaid expenses and other current assets	265,425	241,904
Total current assets	390,000	8,184,875

Property and equipment, net	2,265	2,840
Total assets	$392,265	$8,187,715
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$7,201,926	$4,170,266
Other current liabilities	252,508	—
Total current liabilities	7,454,434	4,170,266

COMMITMENTS AND CONTINGENCIES (NOTE 8)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,094,264 issued and outstanding	21,094	21,094
Additional paid-in capital	46,518,455	45,538,156
Stock subscriptions receivable	(33,950)	—
Accumulated deficit	(53,064,975)	(41,455,148)
Accumulated other comprehensive loss	(4,954)	(86,653)
Total Scopus BioPharma Inc. stockholders’ equity (deficit)	(6,564,330)	4,017,449
Noncontrolling interest (deficit)	(497,839)	—
Total stockholders’ equity (deficit)	(7,062,169)	4,017,449
Total liabilities and stockholders’ equity (deficit)	$392,265	$8,187,715

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
Revenues	$—	$—
Operating expenses:
General and administrative	9,033,132	12,611,169
Research and development	2,681,745	15,023,450
Total operating expenses	11,714,877	27,634,619
Loss from operations	(11,714,877)	(27,634,619)
Other income (expense):
Interest expense	—	(774,679)
Change in fair value of common stock warrant liability	—	1,455,889
Total other income	—	681,210
Net loss	(11,714,877)	(26,953,409)
Net loss attributable to non-controlling interest (deficit)	(105,050)	—
Net loss attributable to Scopus BioPharma Inc.	(11,609,827)	(26,953,409)
Comprehensive income (loss):
Foreign currency translation adjustment	81,699	(18,586)
Total comprehensive loss attributable to Scopus BioPharma Inc.	$(11,528,128)	$(26,971,995)

Net loss per common share attributable to Scopus BioPharma Inc.:
Basic and diluted	$(0.55)	$(1.56)

Weighted-average common shares outstanding:
Basic and diluted	21,094,264	17,252,391

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022

						Accumulated	Total Scopus		Total
	Common Stock		Additional	Stock		Other	BioPharma Inc.	Noncontrolling	Stockholders'
			Paid-in	Subscriptions	Accumulated	Comprehensive	Stockholders'	Interest	Equity
	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity (Deficit)	(Deficit)	(Deficit)
Balances as of December 31, 2021	21,094,264	$21,094	$45,538,156	$—	$(41,455,148)	$(86,653)	$4,017,449	$—	$4,017,449
Stock-based compensation expense	—	—	351,721	—	—	—	351,721	—	351,721
Proceeds from Duet Private Placement, net of transaction costs of $40,276 (Note 9)	—	—	249,056	(33,950)	—	—	215,106	(13,267)	201,839
Exchange of W Warrants for Duet common stock (Note 9)	—	—	379,522	—	—	—	379,522	(379,522)	—
Foreign currency translation adjustment	—	—	—	—	—	81,699	81,699	—	81,699
Net loss	—	—	—	—	(11,609,827)	—	(11,609,827)	(105,050)	(11,714,877)
Balances as of December 31, 2022	21,094,264	$21,094	$46,518,455	$(33,950)	$(53,064,975)	$(4,954)	$(6,564,330)	$(497,839)	$(7,062,169)

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021

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

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,714,877)	$(26,953,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,728	1,500
Issuance of common stock and warrants for acquisition of in-process research and development	—	7,656,001
Common stock issued for R&D milestone	—	5,066,667
Change in fair value of common stock warrant liability	—	(1,455,889)
Stock-based compensation expense	351,721	669,602
Non-cash interest expense	—	749,635
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,521)	(100,307)
Accounts payable and accrued expenses	3,005,813	2,941,563
Other current liabilities	252,508	—
Net cash used in operating activities	(8,126,628)	(11,424,637)
Cash flows from investing activities:
Purchases of property and equipment	(1,552)	(1,999)
Cash flows from financing activities:
Proceeds from sale of noncontrolling interest, net of cash transaction costs of $173	241,942	—
Gross proceeds from issuances of common stock in public offerings and private placements	—	20,100,000
Issuance costs related to the issuances of common stock in public offerings and private placements	—	(2,263,169)
Payment of principal on convertible notes	—	(104,505)
Payment of offering costs related to initial public offering	—	(175,558)
Net cash provided by financing activities	241,942	17,556,768
Effects of changes in foreign currency exchange rates on cash	67,842	(19,261)
Net (decrease) increase in cash	(7,818,396)	6,110,871
Cash, beginning of year	7,942,971	1,832,100
Cash, end of year	$124,575	$7,942,971
Supplemental disclosure of cash flow information:
Non-cash financing activity:
Offering costs in accounts payable and accrued expenses	—	37,415
Warrants accounted for as warrant liability	—	3,400,643
Reclassification of warrant liability into equity	—	1,944,754
Issuance costs included in accounts payable and accrued expenses	40,103	—
Stock subscriptions receivable	33,950	—
Conversion of Convertible Notes payable and accrued interest into warrants	—	3,084,875
Cancellation of Note Receivable in exchange for the contribution of warrants	—	1,500,000
Fair value of AIOs issued to placement agent	—	350,921

Cash paid during the period for:
Interest	—	25,043

See report of independent registered public accounting firm and accompanying notes to consolidated financial statements.

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

The Company incurred net losses of $11,714,877 for the year ended December 31, 2022 and had an accumulated deficit of $53,064,975 as of December 31, 2022. The Company’s net cash used in operating activities was $8,126,628 for the year ended December 31, 2022. Further, while the Company has raised significant cash proceeds from public offerings and private placements (see Notes 3 and 9), the Company still has significant obligations related to certain research and development acquisitions and agreements (see Notes 4 and 7).

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trading Market for the Company’s Common Stock

As previously disclosed on Form 8-K filed with the SEC on December 16, 2022, trading in the Company’s common stock on Nasdaq was suspended on December 19, 2022. Upon satisfaction of certain Nasdaq procedural requirements, formal delisting of the Company’s common stock occurred in March 2023. Upon the suspension of trading on Nasdaq in December 2022, the Company’s common stock commenced trading on the OTCQB. Trading in over-the-counter securities is subject to various regulatory requirements and constraints, which generally have an adverse effect on liquidity, which may, among other things, make it more difficult to buy and sell such securities and result in trading price inefficiency and volatility. The OTCQB requires, among other things, that companies be current on its filings and satisfy applicable requirements under the Securities Exchange Act of 1934. The OTCQB has additional requirements, including a minimum share price and unaffiliated share ownership. Failure to satisfy these and other requirements could result in the Company’s common stock no longer being eligible to trade on the OTCQB.

COVID-19 Pandemic

COVID-19 had a material adverse impact on the Company, including delays in drug development. As previously disclosed, the COVID-19 pandemic, including related constraints on mobility and travel, caused delays in enrollment in the investigator-sponsored clinical trial for our initial immuno-oncology drug candidate, for which the Company had previously received IND clearance from the FDA. Although it has been declared that the COVID-19 global pandemic is over, with the emergency declarations set to expire in May 2023, there may continue to be residual effects of COVID-19, especially as it relates to potential clinical trial participants who are predominately immunocompromised. There can be no assurance that a resurgence of COVID-19 will not occur and any such resurgence is likely to have a material adverse effect on drug development, which would have a material adverse effect on the Company and its financial condition.

2.Summary of Significant Accounting Policies

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries including VSI and SBI and majority-owned subsidiary, Duet. The portion of Duet not owned by the Company is presented as a noncontrolling interest as of and during the periods consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency

The functional currency of Scopus, VSI and Duet is the U.S. Dollar, and the functional currency of SBI is the Israeli New Shekel. All assets and liabilities of SBI are translated at the current exchange rate as of the end of the period and the related translation adjustments are recorded as a separate component of accumulated other comprehensive loss. Revenue and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from, or expected to result from, transactions denominated in a currency other than the functional currency are recognized in “General and administrative” expenses in the consolidated statements of comprehensive loss.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustment losses of $4,954 and $86,653 as of December 31, 2022 and 2021, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include those related to the fair value of warrants and AIOs (see Note 3), stock-based compensation, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets, and probability of meeting certain milestones. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The property and equipment balances as of December 31, 2022 and 2021 consist of computer equipment. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of 3 years.

Depreciation expense for the years ended December 31, 2022 and 2021 was $1,728 and $1,500, respectively.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022 and 2021, the carrying amounts of the Company’s cash, and accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of these instruments.

The common stock warrant liability (see Note 9) was recorded at fair value on a recurring basis and was considered a Level 3 liability until its reclassification into equity during the year ended December 31, 2021.

The table below presents the changes in Level 3 liabilities measured at fair value on a recurring basis (see Note 9).

Common Stock
Warrant Liability
Balance at December 31, 2020	$—
Reclassification of warrants into liabilities (see Note 9)	3,400,643
Change in fair value of common stock warrant liability	(1,455,889)
Reclassification of warrants liability into equity (see Note 9)	(1,944,754)
Balance at December 31, 2021	$—

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2022 and 2021.

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

The effect of a change in income tax rates is recognized as income or expense in the period that includes the enactment date. The Company, VSI and Duet file a consolidated U.S. federal and combined New York State and New York City income tax return, Duet files an income tax return in California, and SBI files a foreign income tax return with the Israel Tax Authority.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. There were no uncertain tax positions as of December 31, 2022 and 2021.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Subscriptions Receivable

The stock subscriptions receivable balance as of December 31, 2022 includes cash to be received for shares of Class B common stock of Duet (“Duet Shares”) and Series W Warrants of Duet (“Duet Warrants”) issued prior to December 31, 2022, in connection with the Duet Private Placement (see Note 9). The balance of $33,950 was received in cash during the first quarter of 2023.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with Accounting Standard Codification Topic 718, Compensation—Stock Compensation (“Topic 718”). Under Topic 718, the Company measures, and records compensation expense related to share-based payment awards (to employees and non-employees) based on the grant date fair value using the Black-Scholes option-pricing model. Forfeitures are recognized when they occur. The Company calculates the fair value of options granted using the Black-Scholes option-pricing model using the following assumptions:

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

Expected Term – The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has limited historical data upon which it can estimated the expected lives of the share-based payment awards and accordingly has used the simplified method allowable under SEC Staff Accounting Bulletin Topic 14 for employee holders and the contractual term for non-employee holders.

Risk-Free Interest Rate – The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term that is equal to the expected term of the options at the grant date.

Dividend Yield – The Company has not declared or paid dividends to date and does not anticipate declaring dividends in the foreseeable future. As such, the dividend yield has been estimated to be zero.

Noncontrolling Interest

Noncontrolling interest represents the portion of net book value (deficit) in Duet that is not owned by Scopus and is reported as a component in stockholders’ equity (deficit) on Scopus’s consolidated balance sheets (see Note 9). Prior to the Warrant Exchanges (see Note 9) and sale of Duet Shares in the fourth quarter of 2022, Duet was 100% owned by Scopus. Net income (loss) is allocated to the noncontrolling interest based on the noncontrolling ownership percentage held in Duet.

Net Loss Per Share

Basic net loss per common share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the relevant period. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as dilutive net loss per share as the inclusion of the weighted-average number of all potential dilutive common shares, which consists of convertible notes, stock options, warrants and AIOs, would be anti-dilutive.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Year Ended December 30,
	2022	2021
Warrants	18,996,532	21,820,657
Convertible Notes (if converted)	—	7,245,288
Stock options	792,385	1,139,664
Additional Investment Options (AIOs)	3,225,000	335,753
Contingent consideration in common stock	1,266,666	1,794,155
Total	24,280,583	32,335,517

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.Equity offerings

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

On November 21, 2021, the Company entered into securities purchase agreements with certain institutional investors, pursuant to which the Company issued, in a private placement offering (the “2021 Private Placement”), 3,000,000 shares of common stock, Series A Additional Investment Options (the “Series A AIOs”) to purchase 1,500,000 shares of Common Stock and Series B Additional Investment Options (the “Series B AIOs,” together with the Series A AIOs, the “AIOs”) to purchase 1,500,000 shares of common stock, at a purchase price of $3.25 per share and associated AIOs. At the closing on November 23, 2021, the Company

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

received gross proceeds of $9,750,000 and incurred approximately $1,482,600 in offering costs, of which $1,131,700 was paid in cash and $350,900 relating to the fair value of the Placement Agent AIOs (discussed below).

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

In conjunction with the 2021 Private Placement, the Company issued to the placement agent the AIOs (the “Placement Agent AIOs”) to purchase up to 225,000 shares of common stock. The Placement Agent AIOs have an exercise price equal to $4.0625, or 125% of the offering price per Share and associated AIOs with a term of five years following January 18, 2022.

On January 14, 2022, the Company entered into amendments to the purchase agreements and registration rights agreements with the investors in the 2021 Private Placement, pursuant to which the parties (i) agreed to remove the requirement that the Company hold a shareholder meeting to increase the amount of authorized common stock in the Company’s Certificate of Incorporation and (ii) agreed to have the Series B AIOs be immediately exercisable upon effectiveness of that certain Registration Statement on Form S-3 (File No 333-261991), which was declared effective by the SEC on January 18, 2022, (the “Effectiveness Date”). In addition, the Placement Agent AIOs issued in connection with the Private Placement were amended to also become immediately exercisable upon the Effectiveness Date and the restriction on the Company conducting subsequent equity sales for a period of 60 days contained in the original purchase agreements, which expired in March 2022, was amended to commence on the Effectiveness Date.

There were no exercises or cancellations of AIOs since their issuance through December 31, 2022.

The total fair value of the Placement Agent AIOs was $350,900 at the issuance date. The Company estimated the fair value of the AIOs using the Black-Scholes option pricing model based on the following assumptions:

Risk-free interest rate	1.33%
Expected life	5 years
Dividend yield	0%
Volatility	80%

During the fourth quarter of 2022, Duet raised an aggregate of approximately $276,065, of which $33,950 is included in stock subscriptions receivable as of December 31, 2022, from third-party investors in Duet Shares and Duet Warrants at prices of $2.50 per share and $0.05 per warrant, respectively (see Note 9).

4.Acquisitions

On June 25, 2021, the Company completed the acquisition of Duet, a developer of oligonucleotide immunotherapies for the treatment of multiple cancers. Duet owned the exclusive right to negotiate two license agreements with City of Hope (“COH”), which were executed concurrently with the closing of the acquisition, relating to Duet’s drug candidates, CpG-STAT3ASO ("DUET-02") and CpG-STAT3decoy ("DUET-03") (see Note 7). The transaction was accounted for as an asset acquisition as the purchase primarily related to a single asset.

The aggregate upfront expense, including the upfront license fees paid to COH, totaled approximately $8.1 million, consisting of approximately $0.4 million payable in cash and the issuance of common stock with an approximate value of $7.7 million. Pursuant to asset acquisition accounting, acquired in-process research and development with no alternative future use is expensed at acquisition. Accordingly, the $8.1 million was recognized in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss during the year ended December 31, 2021.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 10, 2020, pursuant to a stock exchange agreement, the Company completed the acquisition of Bioscience Oncology Pty. Ltd. (“Bioscience Oncology”), a pre-clinical biopharmaceutical company which held a single asset, the exclusive right to negotiate a license agreement for CpG-STAT3siRNA ("DUET-01") with COH (see Note 7). Under the terms of the agreement, the previous shareholders of Bioscience Oncology were eligible to receive additional contingent consideration of up to approximately 2.5 million shares of common stock upon the achievement of specified milestones, which is to be recognized when it is determined the corresponding milestone is probable to be achieved. In June 2021, the previous shareholders of Bioscience Oncology were issued approximately 1.3 million shares of common stock upon achievement of a specified milestone. The fair value of the shares as of the acquisition date totaling approximately $5.1 million was recognized in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss during the year ended December 31, 2021. As of December 31, 2022, the previous stockholders of Bioscience Oncology remain eligible to receive additional contingent consideration of approximately 1.3 million shares of common stock (the “Contingent Common Stock”) upon achievement of a second specified milestone (see Notes 7 and 9).

5.Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of:

	December 31,
	2022	2021
Professional fees	$4,748,128	$3,298,218
Research and development expenses	2,028,923	557,390
Management service fees and expenses (related parties)	249,236	198,530
Other accounts payable and accrued expenses	175,639	116,128
Total accounts payable and accrued expenses	$7,201,926	$4,170,266

6.Debt

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

As of their issuance dates, the Convertible Notes principal amount of $2,889,835, reduced for issuance costs of $260,074, was allocated to the Convertible Notes and W Warrants, based on their respective relative fair value, resulting in an allocation of $1,733,769 and $895,992 to the Convertible Notes and W Warrants, respectively. The resulting difference between the principal amount and the amount allocated to Convertible Notes of $1,156,066 was recognized as debt discount, which was amortized as interest expense over the term of the Convertible Notes. No interest expense was incurred during the year ended December 31, 2022. Interest expense for the year ended December 31, 2021 totaled $774,679, of which $606,104 related to debt discount and amortization of deferred financing costs.

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

Patent fee reimbursement under the Patent License Agreement was $20,067 for each of the years ended December 31, 2022 and 2021. These costs are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

Pursuant to the terms of the Patent License Agreement, VSI is required to make minimum annual royalty payments on January 1 of each calendar year, which shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. For the years ended December 31, 2022 and 2021, $25,000 minimum royalty payment was recognized in each period in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents (see below). Through December 31, 2022, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through December 31, 2022, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through December 31, 2022, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

The Company’s rights under its license with the NIH may overlap with rights which may have been granted to another company. The Company has been in communication with the NIH seeking clarification as to each company’s rights. The Company has also had, from time to time, discussions with such other company to explore possible collaborations. The Company has been unable to enter into any such arrangements. Notwithstanding the Company’s attempts to engage the NIH to clarify these overlapping rights, the NIH has disregarded such requests. By email dated August 15, 2022, the NIH purported to terminate the Company’s rights. The Company rejected the NIH’s purported action and intends to further seek to engage with the NIH in an attempt to protect and clarify its rights.

Memorandums of Understanding

Effective July 28, 2018, SBI entered into two Memorandums of Understanding (“MOUs”) with Yissum Research Development Company (“Yissum”) of the Hebrew University of Jerusalem Ltd. (“Hebrew University”). Research under the Yissum MOUs was completed in December 2019 and March 2020, respectively, resulting in the license agreements below.

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of cannabidiol with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company will be obligated to make payments upon the

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

achievement of certain clinical development and product approval milestones. From March 5, 2019 through December 31, 2022, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements. Further, none of the milestones in the agreement have been reached and therefore as of December 31, 2022, there is no obligation to make any milestone payments.

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached and therefore as of December 31, 2022 there is no obligation to make any milestone payments.

CpG-STAT3siRNA (DUET-01) Agreements

In June 2020, the Company entered into an exclusive, worldwide license agreement with COH relating to DUET-01 (the “DUET-01 Exclusive License Agreement”). In addition to the DUET-01 Exclusive License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with COH relating to DUET-01. The Company obtained the right to negotiate the DUET-01 Exclusive License Agreement with COH as part of the Bioscience Oncology acquisition in June 2020 (Note 4). The Company incurred license maintenance fees in relation to the DUET-01 Exclusive License Agreement of $69,376 and $51,387 during the years ended December 31, 2022 and 2021, respectively. In September 2022, the SRA was extended until September 2023 with no additional costs to the Company.

Under the terms of the DUET-01 Exclusive License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the DUET-01 Exclusive License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the DUET-01 Exclusive License Agreement have been reached and therefore as of December 31, 2022, there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at COH for two years in accordance with a predetermined funding schedule. Total expenses incurred in connection with the SRA were $111,111 and $250,000 for the years ended December 31, 2022 and 2021, respectively. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

In March 2021, the Company paid to COH approximately $1.2 million relating to the clinical lot manufacturing and IND preparation costs for DUET-01 and agreed to pay $10,000 per month to COH for certain project management and regulatory services relating to the preparation of the IND for DUET-01 until such IND was filed with the FDA, which occurred in April 2021. Further, the Company incurred costs of $43,433 and $333,807 during the years ended December 31, 2022 and 2021, respectively, pursuant to a clinical research support agreement (the “CRSA”) relating to a Phase 1 clinical trial for DUET-01 to be conducted at COH. These expenses are included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

On April 7, 2022, the Company entered into a sponsored research agreement (the “Kortylewski SRA”) with COH for research to be conducted by Marcin Kortylewski, Ph.D., a Co-Founder and Senior Advisor of Duet and Professor in the Department of Immuno-Oncology at COH. Pursuant to the Kortylewski SRA, Dr. Kortylewski and his lab will be evaluating novel chemical structures and formulations to increase the stability of siRNA-based molecules to enable systemic delivery. The research under the Kortylewski SRA is conducted over a two-year period at a cost of approximately $200,000 per year. The Company incurred $149,348 during the year ended December 31, 2022, related to the Kortylewski SRA, and is included in “Research and development” expenses in the accompanying consolidated statements of comprehensive loss.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Duet (DUET-02 and DUET-03) License Agreements

On June 25, 2021, the Company entered into two exclusive, worldwide license agreements with COH relating to Duet’s drug candidates. The Company obtained the rights to negotiate the CpG-STAT3ASO Patent Rights License Agreement and the CpG-STAT3decoy Patent Rights License Agreement (together, the “Duet License Agreements”) with COH as part of the Duet acquisition in June 2021 (see Note 4). Under the terms of the Duet License Agreements, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the Duet License Agreements, including net sales generated from sub-licensees. The Company incurred license fees of $50,000 and $335,622 in connection with the Duet License Agreements during the years ended December 31, 2022 and 2021, respectively, of which $25,000 and $181,436 was included in accounts payable and accrued expenses at December 31, 2022 and 2021. On April 19, 2022, the Company entered into an amendment to the DUET-02 Patent Rights License Agreement with COH to secure a non-exclusive royalty bearing right and license to use and make derivative works of certain technical information and know how related to DUET-02. In connection with the amendment, the Company agreed to make a one-time non-refundable license fee payment of $25,000 to COH within five days of the effective date of the amendment, which is included in “Research and development” expenses in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2022.

In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $6,750,000 for each license, or $13,500,000 in the aggregate. None of the milestones in the Duet License Agreements have been reached and therefore, as of December 31, 2022, there is no obligation to make any milestone payments.

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

In April 2021, Laster initiated litigation against the Company in the Delaware Court of Chancery (the “Chancery Court”) relating to ownership and transferability of shares of the Company’s common stock (the “Delaware Litigation”). Pursuant to a stipulation approved by the Chancery Court in the Delaware Litigation, the parties agreed to, among other things, an expedited timeline for resolving the Delaware Litigation with a trial intended to be held in December 2021. Such stipulation also provided for adjournments or postponements of the Company’s 2021 Annual Meeting of Stockholders (“2021 Annual Meeting”), such that the 2021 Annual Meeting would be held and the vote on the items of business to be considered at the Annual Meeting would take place during a specified time after a decision on the merits by the Chancery Court or a final settlement between the parties. Pursuant to additional proceedings in the Chancery Court, the Company became subject to further expedition for document production. The Company’s inability to meet such production deadlines, among other things, resulted in the Company being sanctioned by the Chancery Court. Laster made several motions relating to such sanctions, including seeking to recover legal fees. Commencing in January 2022, the Chancery Court, by subsequent hearings and court orders, specified the categories and amounts of legal fees which would be reimbursable. In April 2022, the Company was ordered by the Chancery Court to reimburse $358,874 of legal fees, which were paid in May 2022. In an attempt to mitigate the dispute, reduce the ongoing expenses and disruption of expedition, and limit exposure under sanctions, the Company has taken steps in an effort to resolve the Delaware Litigation, including facilitating the

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transfer by the then-record owner to Laster of record ownership of the 3,500,000 shares of common stock and facilitating the delivery of an irrevocable proxy by the then-record owner to Laster to vote such shares.  The Delaware Litigation remains in discovery and the trial date previously scheduled for May 2023, which has been subject to several postponements, was removed from the Chancery Court’s calendar in February 2023 with no new trial date having been selected.

In July 2021, the Company reported that it had terminated the employment of Sanghrajka, the Company’s former president, in accordance with the terms of his employment agreement. The Company also reported that the Audit Committee had conducted an internal review and, as a result of such review, the Executive Committee and Audit Committee requested the resignations of Sanghrajka and Hopper from the Board. In August 2021, Sanghrajka filed a lawsuit against the Company and several other parties in the Supreme Court of the State of New York (the “Sanghrajka Lawsuit”) alleging, among other things, that he was wrongfully terminated by the Company. In February and April, 2022, the Company filed motions to dismiss the Sanghrajka Lawsuit. On February 7, 2023, the Supreme Court of the State of New York granted the Company’s motion to dismiss all but one of the claims in the Sanghrajka Lawsuit from the bench and entered the formal ruling on the motion to dismiss on March 6, 2023. Due to the factual nature of such claim, it remains subject to further proceedings. The Company believes that the remaining claim in the Sanghrajka’s Lawsuit is without merit. The Company filed a lawsuit, subsequently withdrawn, against Sanghrajka and Hopper and an affiliate of Hopper alleging, among other things, fraud and breaches of fiduciary duty and contractual obligations owed to the Company in connection with Hopper’s sale of Bioscience Oncology to the Company, and for declaratory judgment that Sanghrajka and Hopper are not entitled to indemnification or advancement of expenses. In response to the lawsuit filed by the Company, counsel for Sanghrajka and Hopper sent a letter to the Company demanding indemnification and advancement of expenses relating to the Company’s lawsuit against them. In October 2021, the Company received a letter from counsel in Australia for Hopper claiming, among other things, that the Company made defamatory statements about Hopper in certain of its SEC filings, including in the filing disclosing the request for Hopper to resign. The Company believes that Hopper’s claims are without merit.

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

On December 16, 2021, HCFP/Capital Partners VIB LLC (“VIB”) filed a Motion to Intervene and attached its Complaint in Intervention, which alleges, among other things, that although Laster claims to have acquired 6,000,000 shares of the Company’s common stock in June 2017, Laster never owned or acquired those shares because he did not sign or agree to VIB’s operating agreement, which is the only way he could have obtained such shares.  On January 3, 2022, the Executive Committee Directors filed a Verified Complaint pursuant to Section 225 of the Delaware General Corporation Law challenging the results of the 2021 Annual Meeting (the "Section 225 Action"), on the basis that, among other things, (i) Laster improperly voted 6,000,000 shares of the Company’s common stock at the 2021 Annual Meeting because Laster does not own such shares over which Laster improperly and incorrectly claimed ownership, and (ii) Laster would have not succeeded at the 2021 Annual Meeting but for the fact they improperly voted such shares given that an overwhelming majority (of more than 90)% of unaffiliated stockholders’ votes were in favor of the incumbent directors. On April 26, 2022, the directors who joined the Company's Board as a result of the election results being contested by the Section 225 Action voluntarily resigned from the Board.

There have been limited activities relating to such matters during the last six months of 2022 and the Company does not anticipates a material increase in activity in 2023. Litigation is highly unpredictable and the costs of litigation, including legal fees, costs and expenses, and the possible liabilities, including monetary damages, to which the Company could become subject could be significant. Any such liabilities would have a material adverse effect on the Company. The Company’s existing capital resources are extremely limited and are insufficient to fund its business and/or litigation. There can be no assurance that financing will be available to the Company on a timely basis and on satisfactory terms, or at all. Failure to obtain sufficient financing on satisfactory terms in the immediate future would have a material adverse effect on the Company, including possibly being required to substantially curtail or cease its operations.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time-to-time by the Company’s board of directors. Authority is expressly vested in the board of directors to authorize the issuance of one or more series of preferred stock. All 20,000,000 shares remained unissued as of December 31, 2022.

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

Warrants

Each W Warrant is exercisable for one Series B Unit (“B Unit”). Each B Unit consists of one share of common stock and one Series Z Warrant (“Z Warrant”). Each Z Warrant is exercisable for one share of common stock. The exercise price of the W Warrant is $4.00, and the exercise price of the Z Warrant is $5.00. The W Warrants became exercisable on October 1, 2021 and the Z Warrants  became exercisable on July 1, 2022. The W Warrants and Z Warrants expire on September 30, 2026 and June 30, 2027, respectively, unless previously exercised.

On June 5, 2020, the Company issued to HCFP/Capital Partners 18B-2 LLC (“CP18B2”) 3,000,000 W Warrants in exchange for consideration of a $1.5 million contingent promissory note (“Note Receivable”). The Note Receivable accrued interest at a rate of 1% per annum until its cancellation pursuant to the 2021 Private Placement in November 2021 as described in Note 3. In connection with and to enable the closing of the 2021 Private Placement in November 2021, the Company entered into a Warrant Contribution Agreement with CP18B2 pursuant to which CP18B2 contributed 3,000,000 W Warrants back to the Company in exchange for cancellation of the Note Receivable, including the interest.

On July 31, 2021, the Company issued 6,169,771 W Warrants in connection with the conversion of the Convertible Notes (Note 6).

In October 2022, in connection with a recapitalization of Duet, Scopus entered into exchange agreements with the holders of 10,439,670 W Warrants, exercisable into an aggregate of 20,879,340 shares of Scopus common stock, pursuant to which such W Warrants were exchanged for 1,043,989 Duet Shares previously owned by Scopus (the “Warrant Exchanges”). Each W Warrant was exchanged for one-tenth of a Duet Share. Upon completion of the Warrant Exchanges, the exchanged W Warrants were cancelled.

Subsequent to the Warrant Exchanges, Scopus held an approximately 90% financial interest in Duet. As such, the Warrant Exchanges resulted in a deficit to the noncontrolling interest account of $379,522, which represents the portion of Duet’s noncontrolling stockholders’ interest in the negative book value of Duet at the date of the Warrant Exchanges.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, 1,414,539 Scopus warrants were outstanding and exercisable at a weighted-average exercise price of $3.56. As of December 31, 2022, the remaining contractual term of the outstanding warrants was 3.6 years.

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

As of July 31, 2021, after giving effect to the conversion of the Convertible Notes on the Maturity Date and giving pro forma effect to the exercise of all derivative securities, including W Warrants (which had not yet become exercisable), Z Warrants (which had not yet become issuable) and all other warrants and stock options (including stock options which had not yet vested), net of forfeiture of 300,000 stock options, the aggregate number of fully-diluted shares of common stock would have been fewer than the number of authorized shares. On the Maturity Date of the Convertible Notes, initial principal and accrued and unpaid interest of $3,084,875 and $129,548 was converted into 6,169,771 W Warrants and repaid in cash, respectively. None of the W Warrants issued upon conversion of the Convertible Notes were exercisable until October 1, 2021. At that date, the Company reclassified the fair value of the warrant liability of $1,944,754 into the additional paid-in capital. The change in fair value of the common stock warrant liability of $1,455,889 between June 25, 2021 and July 31, 2021 is reflected in “Change in fair value of common stock warrant liability” in the accompanying consolidated statements of comprehensive loss for the year ended December 31, 2021.

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

AIOs

During the year ended December 31, 2022, no AIOs or Placement Agent AIOs (see Note 3) were exercised or forfeited. As of December 31, 2022, an aggregate of 3,225,000 AIOs and Placement Agent AIOs were outstanding at a weighted-average exercise price of $3.19. As of December 31, 2022, the remaining contractual term of the outstanding AIOs was 3.9 years.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest

In connection with the Warrant Exchanges, Duet’s certificate of incorporation was amended and restated to authorize (i) an additional 50,000,000 shares of capital stock and (ii) the redesignation of its common stock to include shares of Class A common stock (“Class A Common Stock”) and shares of Class B common stock (“Class B Common Stock”). The Class A Common Stock and Class B Common Stock are identical, except that the holders of Class A Common Stock are entitled to ten votes per share and holders of Class B Shares are entitled to one vote per share. All of the outstanding shares of Class A Common Stock are owned by Scopus. In addition, each share of Class A Common Stock is convertible, at the option of Scopus in its sole discretion, at any time into one share of Class B Common Stock. Each share of Class A Common Stock is automatically convertible into one share of Class B Common Stock if it is held by anyone other than Scopus or a permitted transferee.

During the fourth quarter of 2022, Duet raised an aggregate of approximately $276,065 from third-party investors, of which $33,950 is included in stock subscriptions receivable as of December 31, 2022, in Duet Shares and Duet Warrants at prices of $2.50 per share and $0.05 per warrant, respectively (the “Duet Private Placement”). The Duet Warrants are exercisable at $2.50 per share of Duet’s Class B Common Stock beginning on the date that is one year after the date that the shares of Duet’s Class B Common Stock are first traded or quoted on a public trading market (“Duet Class B Shares Initial Trading Date”) and expiring five years from the Duet Class B Shares Initial Trading Date.

The Duet Private Placement resulted in an increase to the deficit of the noncontrolling interest of $13,267, which represents the portion of Duet’s noncontrolling stockholders’ interest in the negative book value of Duet at the date of the Duet Private Placement.

After giving effect to the Warrant Exchanges and the Duet Private Placement, Scopus continues to be the controlling stockholder of Duet with voting control of approximately 99%.

As of December 31, 2022, Duet had $33,950 stock subscriptions receivable related to the Duet Private Placement, which was fully received subsequent to December 31, 2022.

10.Stock Options

Effective September 24, 2018, the Company approved the Scopus BioPharma Inc. 2018 Equity Incentive Plan (the “Plan”), and reserved 1,000,000 shares of the Company’s common stock, such amount subsequently being increased to 2,400,000 shares, for issuance under the Plan. As of December 31, 2022, there were 1,800,000 shares available for issuance under the Plan. The stock options shall be granted at an exercise price per share equal to at least the fair market value of the shares of common stock on the date of grant and generally vest over a three-year period.

Stock option activity is summarized as follows for the year ended December 31, 2022:

			Weighted-average
		Weighted-average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at December 31, 2021	972,500	$5.22	4.94
Granted	—	—	—
Exercised	—	—	—
Forfeited	(200,000)	$5.50	—
Outstanding at December 31, 2022	772,500	$5.15	4.20
Vested and exercisable at December 31, 2022	676,801	$5.10	4.37
Unvested at December 31, 2022	95,699	$5.50	2.96

Included in the table above are 172,500 options issued to the underwriters outside of the Plan in connection with the Company’s public offerings (see Note 3).

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense associated with the vesting of options was $351,721 and $669,602 for the years ended December 31, 2022 and 2021, respectively. This cost is included in “General and administrative” expenses in the accompanying consolidated statements of comprehensive loss. As of December 31, 2022, total unrecognized stock-based compensation expense was $298,995 and is expected to be recognized over the remaining weighted-average contractual vesting term of one year.

11.Related Party Transactions

The Company has a management services agreement, as amended, with Portfolio Services, an affiliated entity, to provide management services to the Company including, without limitation, financial and accounting resources, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers and other services as agreed upon between the parties. The Company pays Portfolio Services a monthly management services fee plus related expense reimbursement and provision of office space and facilities. The monthly management services fee and monthly facilities fee are $50,000 and $3,000, respectively.

For the years ended December 31, 2022 and 2021, the Company incurred expenses of $636,000 of management services fees related to the management services agreement. In addition, for the year ended December 31, 2022 and 2021, the Company incurred $706 and $0, respectively, of expense reimbursements related to the management services agreement. The costs are included in “General and administrative” expenses in the accompanying consolidated statements of comprehensive loss. Amounts payable to Portfolio Services as of December 31, 2022 and 2021 were $50,706 and $0, respectively.

Pursuant to a management services agreement with Clil Medical Ltd. (“Clil”), an affiliate of a co-founder and former director of the Company, such individual was obligated to provide executive and other management services to the Company. This management services agreement was terminated in June 2020 and, concurrently, such individual resigned as a director of the Company, but continued to serve in various other capacities for the Company and its subsidiaries. Subsequently, such individual submitted resignations to the Company and its subsidiaries. The Company and such individual do not agree on various matters, including obligations under the applicable management services agreement, both prior and subsequent to its termination. The amounts for the services provided through the termination date were fully accrued for as of December 31, 2022 and 2021. No expenses were incurred under this management services agreement for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the total amount due to Clil was $198,530, and is included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

In June 2020, the Company issued to CP18B2, an affiliated entity, 3,000,000 W Warrants in exchange for consideration of a contingent Note Receivable. These W Warrants were contributed back to the Company in connection with and to enable the Private Placement in November 2021 in exchange for the cancelation of the Note Receivable (see Note 9).

On September 26, 2021, the Board approved an indemnification agreement (the “Indemnification Agreement”), pursuant to which the Company has agreed to indemnify each of the Executive Committee Directors, the employees of HCFP, and certain affiliates and related entities (collectively, the “Indemnified Parties”) from and against any losses, claims, damages or liabilities, including reasonable attorney’s fees, suffered or incurred by the Indemnified Parties in connection with any disputes, litigation or threatened litigation (whether existing prior to or commencing after the date of the Indemnification Agreement) involving certain current or former executives and directors of the Company and arising or resulting from any Indemnified Party’s affiliation or involvement with the Company, including in connection with the provision of additional services beyond those initially contemplated under the Portfolio Services management services agreement. The Indemnification Agreement also provides that the Company will advance expenses to any Indemnified Party, including legal fees, incurred by such Indemnified Party in connection with any litigation or proceeding to which such Indemnified Party is entitled to indemnification under the Indemnification Agreement. The Company incurred approximately $32,934 and $462,929 in legal fees and other expenses in connection with this Indemnification Agreement for the years ended December 31, 2022 and 2021, respectively.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2022, in connection with the Warrant Exchanges (see Note 9), certain officers, directors, and/or affiliates thereof exchanged W Warrants for an aggregate of 117,250 Duet Shares on the same terms as independent third-parties.

12.Income Taxes

The components of the income tax benefit are as follows:

	For the years ended December 31,
	2022	2021
Current:
Federal, State, Foreign	$—	$—
Deferred:
Federal	2,524,825	3,423,844
State	1,554,590	2,232,443
Foreign	38,984	13,061
Total deferred taxes	4,118,399	5,669,348

Valuation allowance	(4,118,399)	(5,669,348)

Net deferred taxes	$—	$—

The reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Statutory Federal Tax	$(2,438,064)	$(5,660,216)
State and local taxes	(1,586,715)	(2,232,443)
Foreign taxes	(40,474)	(8,634)
Stock-based compensation	—	13,902
In-process R&D	—	2,533,426
Change in warrant liability	—	(305,737)
Other	(53,146)	(9,646)
Change in valuation allowance	4,118,399	5,669,348
Effective Tax Rate	$—	$—

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following:

	December 31,
	2022	2021
Deferred Tax Assets:
Start-up costs	$26,091	$28,700
Patents	395,795	419,756
Non-qualified stock options	492,463	370,532
Net operating losses	10,680,094	7,645,253
Capitalized research and development expenses	815,787	—
OCI – Unrealized foreign exchange loss	1,717	30,040
Foreign research costs	6,854	2,522
Research and development tax credit	132,147	—
Interest expense	8,977	6,832
Foreign net operating loss	159,239	126,730
Accrued bonuses	29,034
Fixed Assets	390	—
Total deferred tax assets	$12,748,588	$8,630,365
Deferred tax liabilities:
Fixed assets	—	(176)
Total Deferred Tax Liabilities	—	(176)
Valuation allowance	(12,748,588)	(8,630,189)
Net Deferred Tax Assets	—	—

The Tax Cuts and Jobs Act (the “TCJA”) resulted in significant changes to the treatment of research or experimental (“R&E”) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&E expenditures that are paid or incurred in connection with their trade or business which represent costs in the experimental or laboratory sense. Specifically, costs for U.S. based R&E activities must be amortized over five years and costs for foreign R&E activities must be amortized over fifteen years; both using a midyear convention. The Company implemented this standard on January 1, 2022.

The Company has available approximately $11,000 of U.S. net operating loss carryovers which expire by 2037, and approximately $30.8 million and $0.7 million of Federal US and foreign net operating losses carryovers, respectively, with indefinite lives. In addition, the Company has available approximately $30.8 million of state net operating loss carryovers that begin to expire in 2037. ASC 740 requires a “more likely than not” criterion be applied when evaluating the realization of a deferred tax asset. Management does not expect that it is more likely than not that the Company will generate sufficient taxable income in future years to utilize the deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against the deferred tax assets. The increase in the valuation allowance during the year ended December 31, 2022 totaled $4,118,399.

As of December 31, 2022, the fiscal tax years 2019 through 2021 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.Subsequent Events

As of April 10, 2023, Scopus and Duet raised aggregate gross proceeds of approximately $2.3 million on a consolidated basis in concurrent financings resulting from the sale of shares of Scopus common stock, Duet Shares, and Duet Warrants to third-party investors. Shares of Scopus common stock were sold at a price of $0.05 per share and the Duet Shares and Duet Warrants were sold on the same terms as disclosed in Note 9.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were effective based on the COSO criteria.

The company is not required by current SEC rules to include and does not include an auditor’s attestation report. The company’s registered public accounting firm has not attested to management’s reports on the company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2022, there were no changes in the company’s internal control over financial reporting identified in connection with the evaluation required under Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

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

(3)	Exhibits. See the Exhibit Index.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	10-Q	1/28/21	3.1
3.2	Amended and Restated By-laws of the Registrant	10-K	3/29/21	3.2
4.1	Form of Common Stock Certificate	S-1/A	8/15/19	4.1
4.2	Form of Common Stock Purchase Warrant	S-1/A	11/1/19	10.13
4.3	Form of W Warrant Certificate	1-A/A	1/16/20	3.2
4.4	Form of Warrant Agreement	1-A/A	1/16/20	3.3
4.5	Form of A Unit Certificate	1-A/A	1/16/20	3.4
4.6	Form of Warrant Issued to Yissum Research Development Corporation of the Hebrew University of Jerusalem, Ltd.	S-1/A	8/15/19	4.6
4.7	Form of Convertible Promissory Note	1-K	5/15/20	3.9
4.8	Form of Underwriter Share Purchase Option	1-A/A	1/26/21	3.10
4.9	Form of Series A Additional Investment Option	8-K	11/26/21	4.1
4.10	Form of Series B Additional Investment Option	8-K	11/26/21	4.2
4.11	Form of Placement Agent Additional Investment Option	8-K	11/26/21	4.3
4.12	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	3/29/21	4.9
10.1	2018 Equity Incentive Plan*	10-Q	1/28/21	10.1
10.2	Clil Medical Ltd. Management Services Agreement*	1-A/A	9/2/20	6.8
10.3	HCFP/Strategy Advisors LLC Management Services Agreement*	1-A/A	9/2/20	6.9
10.4	HCFP/Strategy Advisors LLC/Portfolio Services LLC Assignment Agreement*	1-K	5/15/20	6.10
10.5	Amendment to HCFP/Portfolio Services LLC Management Services Agreement*	1-K	5/15/20	6.11
10.6	Second Amendment to HCFP/Portfolio Services LLC Management Services Agreement*	1-K	5/15/20	6.12
10.7	Amended and Restated Employment Agreement with Ashish P. Sanghrajka*	1-A/A	7/22/20	6.15
10.8	Kilinwata Investments Pty Ltd Management Services Agreement*	1-A/A	8/10/20	6.19
10.9	Memorandum of Understanding for Dr. Alexander Binshtok research with Yissum Research Development Company Hebrew University of Jerusalem Ltd. dated as of July 28, 2018†	1-A/A	9/2/20	6.1

10.10	Memorandum of Understanding for Dr. Dmitry Tsvelikhovsky with Yissum Research Development Company Hebrew University of Jerusalem Ltd. dated as of July 28, 2018†	1-A/A	9/2/20	6.2
10.11	Cooperative Research and Development Agreement with the National Institutes of Health†	1-A/A	9/2/20	6.3
10.12	Second Amendment to Cooperative Research and Development Agreement†	1-A/A	9/2/20	6.4
10.13	Patent Health Service License Agreement with the National Institutes of Health†	1-A/A	9/2/20	6.5
10.14	Research and License Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., dated March 5, 2019†	1-A/A	9/2/20	6.6
10.15	Research and License Agreement with Yissum Research Development Company of the Hebrew University of Jerusalem Ltd., dated August 8, 2019†	1-A/A	9/2/20	6.14
10.16	Form of Scientific Advisory Board Member Agreement	S-1/A	8/15/19	10.7
10.17	Exclusive License Agreement with City of Hope for CO-sTiRNA†	1-A/A	9/2/20	6.17
10.18	Stock Exchange Agreement, dated June 25, 2021	10-Q	8/13/21	10.18
10.19	ASO Exclusive License Agreement, dated June 25, 2021	10-Q	8/13/21	10.19
10.20	Decoy Exclusive License Agreement, dated June 25, 2021	10-Q	8/13/21	10.20
10.21	Indemnification Agreement, dated as of September 26, 2021	8-K	9/30/21	10.21
10.22	Form of Securities Purchase Agreement, dated as of November 21, 2021	8-K	11/26/21	10.1
10.23	Form of Registration Rights Agreement, dated as of November 21, 2021	8-K	11/26/21	10.2
10.24	Warrant Contribution Agreement, dated as of November 21, 2021	8-K	11/26/21	10.3
10.25	Form of Exchange Agreement				Filed
10.26	Form of Subscription Agreement for Shares of Common Stock				Filed
21.1	List of Subsidiaries	10-K	4/15/22	21.1
23.1	Consent of Wolf & Company, P.C.				Filed
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

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

Date: April 14, 2023	SCOPUS BIOPHARMA INC.

	By:	/s/ Joshua R. Lamstein
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

Signature	Title	Date

/s/ Joshua R. Lamstein	Chairman and Director	April 14, 2023
Joshua R. Lamstein	(Principal Executive Officer)

/s/ Robert J. Gibson	Vice Chairman, Secretary, Treasurer and Director	April 14, 2023
Robert J. Gibson	(Principal Financial Officer and Principal Accounting Officer)

/s/ David A. Buckel	Director	April 14, 2023
David A. Buckel

/s/ Ira Scott Greenspan	Director	April 14, 2023
Ira Scott Greenspan

/s/ Raphael Hofstein, Ph.D.	Director	April 14, 2023
Raphael Hofstein, Ph.D.

/s/ David Weild IV	Director	April 14, 2023
David Weild IV