Form 10-K/A
period 2022-12-31
Scopus BioPharma Inc.
filed 2023-04-28
CIK 1772028

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

Securities registered pursuant to Section 12(g) of the Act: None

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

As of December 31, 2022, the last day of the registrant’s most recently completed fiscal year, the aggregate market value of the common stock, par value $0.001 per share (the “Common Stock”) held by non-affiliates of the registrant was approximately $1.1 million based upon the December 30, 2022, closing price of $0.098 per share as reported by the OTCQB Venture Market (“OTCQB”).

There were 39,784,264 shares of registrant’s Common Stock outstanding as of April 28, 2023.

Documents Incorporated by Reference

None.

Audit Firm Id	Auditor Name:	Auditor Location:
392	Wolf & Company, PC	Boston, Massachusetts

EXPLANATORY NOTE

Scopus BioPharma Inc. (“we,” “us,” “our,” “company,” or “Scopus”) is filing this Amendment No. 1 on Form 10-K/A (“10-K/A”), to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original 10-K”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2023 (“Original Filing Date”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this 10-K/A to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table contains the name and age of our executive officers and directors as of April 28, 2023.

Name	Age	Position Held
Joshua R. Lamstein	53	Chairman and Director
Robert J. Gibson, CFA	43	Vice Chairman, Secretary, Treasurer, and Director
Ira Scott Greenspan	64	Senior Advisor, Director and Executive Committee Chairman
David A. Buckel, CMA	61	Director
Raphael (“Rafi”) Hofstein, Ph.D.	73	Director
David Weild IV	66	Director

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

Ira Scott Greenspan has been a Senior Advisor and director since our inception and Executive Committee Chairman since May 2019. Mr. Greenspan is Chairman and Chief Executive Officer of HCFP and Co-Chairman and Co-Managing Partner of HCFP/Capital Partners, and certain other affiliates of HCFP. Each of HCFP and Mr. Greenspan is a co-founder of Scopus. For more than 25 years, Mr. Greenspan has been a senior executive, partner and/or director of HCFP and its predecessors and related entities, including having served as Chairman and Co-Managing Partner of HCFP/Brenner Equity Partners, the indirect majority shareholder of HCFP/Brenner Securities LLC, a middle market investment bank originally founded by former senior executives and directors of leading Wall Street firms. For more than five years prior to entering the financial services industry, Mr. Greenspan was a corporate and securities lawyer at leading New York law firms, including as a Partner of the New York predecessor of Blank Rome. He began his law career at the New York predecessor of Sidley Austin. Mr. Greenspan has been chairman and/or a member of the boards of directors of numerous public and private companies, most recently including: PAVmed Inc., a publicly-traded multi-product medical device company (Nasdaq: “PAVM”), of which he was a co-founder and Senior Advisor and/or director from inception in 2014 until October 2018. Mr. Greenspan worked in the Branch of Small Issues of the Division of Corporation Finance in the New York Regional Office of the Securities and Exchange Commission during law school and advised family offices on the then increasing internationalization of securities markets and the evolving extraterritorial scope of the U.S. securities laws, resulting from both regulatory and judicial action. We believe Mr. Greenspan is well-qualified to be on our Board due to his significant experience advising entrepreneurial growth companies as both a financial services executive and corporate and securities lawyer, his pioneering role in numerous innovative corporate finance products and strategies, his role as a founder or founding advisor of numerous private and public companies, including biopharmaceutical, biotechnology and other medical technology companies, his investment experience with early-stage companies, his experience as a director of numerous private and publicly-traded companies, and his extensive relationships in the financial community. Mr. Greenspan received his B.A., with high distinction, from Harpur College/Binghamton University, where he was elected to Phi Beta Kappa and Pi Sigma Alpha and was the recipient of the University Foundation Award recognizing him as one of the top ranking students in his graduating class. Mr. Greenspan received his J.D. from New York University School of Law, where he was on the Editorial Board of the Annual Survey of American Law, an honorary law journal.

David A. Buckel, CMA joined us as a director in December 2020 in connection with our IPO. He was a Senior Advisor to us from November 2019 until his appointment as a director. Since 2007, Mr. Buckel has served as President and Managing Director of BVI Venture Services, an outsourced provider of financial, accounting, management, and other professional services to private and small public companies. From 2003 to 2007, Mr. Buckel served as Chief Financial Officer of Internap Network Services Corporation (Nasdaq: “INAP”), a publicly-traded IT infrastructure services company. Mr. Buckel previously served as an officer, Chief Financial Officer and/or director of numerous additional private and Nasdaq-listed public companies, including serving as a director, head of the audit committee, and member of the nominating and corporate governance committees of SharpSpring, Inc., a then publicly-traded cloud-based marketing technology company, which was acquired by Constant Contact in 2021. We believe Mr. Buckel is well-qualified to serve on our Board due to his broad experience as a board member and Chief Financial Officer of numerous private and publicly-traded emerging growth companies, his deep knowledge of public accounting and corporate governance, and his expertise in serving on board committees, especially as a member and/or head of public company audit committees. Mr. Buckel received his B.S. in Accounting from Canisius College and his M.B.A. from the Syracuse University Martin J. Whitman School of Management. Mr. Buckel is a Certified Management Accountant.

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

David Weild IV joined us as a director in December 2020 in connection with our IPO. He was a Senior Advisor to us from November 2019 until his appointment as a director. For more than 15 years, Mr. Weild has been Chairman and Chief Executive Officer of Weild & Co. (including its predecessors), a boutique investment bank focused on emerging growth companies. From 2008 to 2013, Mr. Weild also served concurrently as Senior Advisor — Capital Markets for Grant Thornton, a global public accounting firm. From 2000 to 2003, Mr. Weild was Vice Chairman of Nasdaq and served as a member of Nasdaq’s Executive Committee. For more than 13 years prior to joining Nasdaq, Mr. Weild was an executive of Prudential Securities Inc., including Head of Corporate Finance, Head of the Global Equities Transaction Group and President of Prudentialsecurities.com. Mr. Weild is chairman of INX LTD and a director of BioSig Technologies Inc. (Nasdaq: “BSGM”) and formerly a director of PAVmed Inc. (Nasdaq: “PAVM”), both BioSig and PAVmed being medical technology companies. Mr. Weild is a recognized expert on capital formation and capital markets structure and co-authored a number of definitive white papers that were key catalysts for new legislation and regulatory reforms, including the JOBS Act. We believe Mr. Weild is well-qualified to serve on our board our directors due to his experience serving on the boards of directors of multiple medical technology companies, including his service on audit committees, extensive expertise in corporate finance, his deep knowledge and recognized leadership in capital formation and capital markets structure and his widespread relationships in the financial community. Mr. Weild received his B.A. from Wesleyan University and M.B.A. from New York University Stern School of Business. Mr. Weild also studied at the Sorbonne, Ecoles des Hautes Etudes Commerciales (HEC Paris) and the Stockholm School of Economics.

Set forth below is summary biographical information on certain of our key employees, officers and senior advisors.

Alan Horsager, Ph.D. is our President – Immuno-Oncology and President and Chief Executive Officer of Duet BioTherapeutics Inc. (“Duet”), our majority-owned subsidiary. Prior to joining the company, Dr. Horsager was Director of LA BioSpace, a life science incubator focused on developing and supporting early-stage biotech companies spinning out from regional research centers such as Caltech, City of Hope, and USC. During this time, Dr. Horsager also served as Interim CEO and Director of Duet (formerly Olimmune), which was acquired by Scopus in June 2021. Prior to this, Dr. Horsager was  Founder, President, & CEO of Episona, a company that developed an epigenetic-based diagnostic test for infertility, which was sold into fertility clinics and direct-to-consumer, internationally. Prior to Episona, Dr. Horsager was the Co-founder & Chief Science Officer of Eos Neuroscience. Eos developed an optogenetic-based gene therapy for the treatment of retinitis pigmentosa (“RP”) through a collaborative effort between USC, MIT, and the University of Florida. Dr. Horsager’s doctoral thesis was focused on developing computational methods to improve vision in RP patients implanted with electrical retinal prostheses. This research was in collaboration with Second Sight Medical Products (Nasdaq: “EYES”). Dr. Horsager also worked as a Consultant at L.E.K. Consulting and has numerous scientific publications and patents. Dr. Horsager holds a bachelor’s degree in Psychology from the University of Washington and a doctorate in Neuroscience from the University of Southern California. He has received many awards for his academic work, including a Burroughs Wellcome Fund CASI award.

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

Composition of our Board of Directors

Effective as of April 28, 2023, our Board is comprised of six members. In accordance with our certificate of incorporation, our Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the annual meeting that is three years following the election. The terms of the Class A, Class B and Class C directors expire at the 2024, 2022 and 2023 annual meetings of stockholders, respectively. Our directors are divided among the three classes as follows:

Class A: Raphael Hofstein, Ph.D.

Class B: Joshua R. Lamstein and David A. Buckel

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

Director Independence and Board Committees

Our Board is comprised of three independent directors as such term is defined or generally understood, including a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board maintains audit, compensation and nominating committees, all of which are comprised solely of independent directors. Our Board also maintains an executive committee.

Audit Committee

Our Audit Committee is currently comprised of Messrs. Buckel and Weild and Dr. Hofstein, each of whom is an independent director. Mr. Buckel is the Chair of the Audit Committee. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

• establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

• monitoring compliance with the company's Code of Business Conduct and Ethics (the “Code”), to investigate any alleged breach or violation of the Code, and to enforce the provisions of the Code; and

• reviewing, approving and overseeing any transaction between the company and any related person (as defined in Item 404 of Regulation S-K) and any other potential conflict of interest situations on an ongoing basis, in accordance with company policies and procedures, and developing policies and procedures for the Audit Committee's approval of related party transactions.

Financial Experts on Audit Committee

The Audit Committee will at all times be composed exclusively of directors who are “financially literate” as such term is defined or generally understood, including being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. All of the members of the Audit Committee have employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Each of Messrs. Buckel and Weild and Dr. Hofstein qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

Our Compensation Committee is currently comprised of Dr. Hofstein and Mr. Buckel, each of whom is an independent director. Dr. Hofstein is the Chair of the Compensation Committee. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Nominating Committee

Our Nominating Committee is comprised of Mr. Weild and Dr. Hofstein, each of whom is an independent director. Mr. Weild is the Chair of the Nominating Committee. The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. The Nominating Committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. Our Code is available on our website www.scopusbiopharma.com. We expect that any amendments to the Code, or any waivers of its requirements, will be disclosed on our website.

Deliquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, securities we issued. Each such person is required to provide us with copies of the reports filed. Based on a review of the copies of such forms furnished to us and other information, we believe that our current officers and directors, including affiliates, (none of which is an owner of 10% of any class of our registered securities) reported transactions in such securities on a timely basis, other than relating to warrant exchanges previously disclosed and reflected in Item 12 hereof.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2022 and 2021, respectively, to our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Awards	All Other Compensation(1)	Total
Joshua R. Lamstein	2022	—	—	—	$231,080	$231,080
Chairman (Principal Executive Officer)	2021	—	—	—	$213,060	$213,060
Robert J. Gibson	2021	—	—	—	$200,000	$200,000
Vice Chairman (Principal Financial and Accounting Officer)	2020	—	—	—	$200,000	$200,000
Ashish P. Sanghrajka	2022	—	—	—	—	$—
Former President(2)	2021	$182,308	—	—	—	$182,308
Ira Scott Greenspan	2022	—	—	—	$200,000	$200,000
Executive Committee Chairman	2021	—	—	—	$200,000	$200,000

(1)	For additional information relating to compensation matters, see “Narrative to Summary Compensation Table,” below.
(2)	Mr. Sanghrajka was terminated in July 2021.

Narrative to Summary Compensation Table

Employment Agreements, Arrangements or Plans

For 2021 and 2022, the services of Joshua R. Lamstein, Robert J. Gibson and Ira Scott Greenspan, our Chairman, Vice Chairman and Executive Committee Chairman, respectively, were provided pursuant to a management services agreement (“MSA”) with HCFP/Portfolio Services LLC (“Portfolio Services MSA”). Under the Portfolio Services MSA, we pay a monthly management services fee for executive management, financial and accounting management, general advisory and administrative and other services. We paid or accrued management services fees under the Portfolio Services MSA in the amounts of $600,000 in each of 2021 and 2022.

Ashish P. Sanghrajka was compensated pursuant to an amended and restated employment agreement. Pursuant to such agreement, Mr. Sanghrajka received the compensation as set forth in the table above until termination of his employment in July 2021. The amended agreement maintains in effect the confidentiality and restrictive covenants set forth in the initial employment agreement.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, there were no outstanding equity awards to any executive officer.

Director Compensation

Each of our independent directors receives annual director fees of $40,000. Audit Committee, Compensation Committee and Nominating Committee members each receive an additional annual fee of $5,000. The chair of each of the Audit, Compensation and Nominating Committee receives an additional annual fee of $5,000. We also reimburse directors for costs incurred in attending board and committee meetings. The table below summarizes compensation paid and/or accrued for service as a director for the year ended December 31, 2022.

Name	Director Fees	Stock Awards	Option Awards	All Other Compensation	Total
David A. Buckel	$55,000	—	—	—	$55,000
Raphael Hofstein, Ph.D.	$41,333	—	—	—	$41,333
David Weild IV	$55,000	—	—	—	$55,000

2018 Equity Incentive Plan

On September 24, 2018, our Board and stockholders adopted our 2018 Equity Incentive Plan, or the stock plan. The stock plan is designed to enable us to offer our employees, officers, directors, and consultants whose past, present and/or potential contributions to us have been, are or will be important to our success, an opportunity to acquire a proprietary interest in us. The various types of incentive awards that may be provided under the stock plan are intended to enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business. The stock plan, as amended, authorizes the issuance of 2,400,000 shares of common stock in accordance with the stock plan’s terms. As of April 28, 2023, 600,000 shares of common stock are reserved for outstanding options under the stock plan. As a result of an insufficient number of authorized shares, no shares of common stock are currently reserved relating to the additional 1,800,000 shares authorized under the stock plan. Such shares were required to enable the company to effect certain financing transactions. Until any increase in the number of authorized shares of common stock is approved by the company’s stockholders, we will be constrained in our ability to issue shares of our common stock, including relating to the stock plan.

Subject to the foregoing, under the stock plan our officers, directors, employees, and consultants, as well as those of our subsidiaries, are eligible to be granted awards under the stock plan. An incentive stock option may be granted under the stock plan only to a person who, at the time of the grant, is an employee of ours or our subsidiaries. All awards are subject to approval by the Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Subject to information set forth in the footnotes to the table below and additional disclosure following such footnotes, set forth below, as of April 28, 2023, is information regarding the beneficial ownership of our common stock by each person known to us to be or, to the best of our knowledge is or claims to be, the beneficial owner of more than 5% of our outstanding shares; each of our executive officers and directors; and all of our executive officers and directors as a group. Except as may be otherwise indicated, beneficial ownership reflected in the table is determined in accordance with Rule 13d-3 promulgated under the Exchange Act.

		Approximate
		Percentage of
	Number of	Outstanding
	Beneficially	Shares of
Name and Address of Holder(1)	Owned Shares	Common Stock
Directors and Executive Officers
Ira Scott Greenspan(2)	1,520,424	3.8%
Joshua R. Lamstein(3)	1,469,997	3.7%
Robert J. Gibson(4)	212,352	0.5%
David A. Buckel(5)	82,372	0.2%
David Weild IV(6)	76,431	0.2%
Raphael Hofstein, Ph.D.	-	*
All directors and executive officers as a group (6 individuals)(2)(3)(4)(5)(6)	2,011,576	5.0%

5% Stockholders
Morris C. Laster, M.D.(7)	6,006,000	15.1%
Armistice Capital, LLC(8)	2,100,000	5.0%

* Indicates less than 1%.

1.	Unless otherwise specified, the business address of referenced holders is 420 Lexington Avenue, Suite 300, New York, New York 10170.

2.	Includes: (i) 1,350,000 shares of common stock held by HCFP/Capital Partners 18B-1 LLC (“18B-1”), of which Mr. Greenspan is a member and co-manager; (ii) 73,334 shares of common stock held by HCP/Advest LLC (“HCP/Advest”), of which Mr. Greenspan is a member and sole manager; and (iii) 14,640 shares of common stock held by certain other HCFP-related entities (“HCFP”). Accordingly, Mr. Greenspan is deemed to have shared voting and dispositive power over the shares of common stock held by 18B-1 and HCFP and sole voting and dispositive power over shares of common stock held by HCP/Advest. Mr. Greenspan disclaims beneficial ownership of the shares of common stock held by these entities, except to the extent of his proportionate pecuniary interest therein. Unless and until a final resolution of the Intervention Complaint, as defined below, the 6,000,000 shares of common stock, the ownership of which is subject to dispute, are not included in Mr. Greenspan’s share ownership.

3.	Includes: (i) 1,350,000 shares of common stock held by 18B-1, of which Mr. Lamstein is a member and co-manager. Accordingly, he is deemed to have shared voting and dispositive power over the shares of common stock held by 18B-1. Mr. Lamstein disclaims beneficial ownership of the shares of common stock held by 18B-1, except to the extent of his proportionate pecuniary interest therein. Also includes an aggregate of 3,000 shares of common stock held by Mr. Lamstein’s minor children. Unless and until a final resolution of the Intervention Complaint, as defined below, the 6,000,000 shares of common stock, the ownership of which is subject to dispute, are not included in Mr. Lamstein’s share ownership.

4.	Includes 210,052 shares of common stock held by Dayber Snow LLC, of which Mr. Gibson is a member and co-manager. Accordingly, he is deemed to have shared voting and dispositive power over the shares of common stock held by this entity. Mr. Gibson disclaims beneficial ownership of the shares of common stock held by this entity, except to the extent of his proportionate pecuniary interest therein. Also includes an aggregate of 2,000 shares of common stock held by Mr. Gibson’s minor children. Unless and until a final resolution of the Intervention Complaint, as defined below, the 6,000,000 shares of common stock, the ownership of which is subject to dispute, are not included in Mr. Gibson’s share ownership.

5.	Includes 76,431 shares of common stock issuable pursuant to outstanding stock options to purchase our common stock, which are currently exercisable, and 5,941 shares of common stock held by BVI Venture Services LLC (“BVI”), of which Mr. Buckel is the sole owner. Accordingly, he is deemed to have sole voting and dispositive power over the shares of common stock held by BVI.

6.	Represents 76,431 shares of common stock issuable pursuant to outstanding stock options to purchase our common stock, which are currently exercisable.

7.	Based solely on information and claims set forth in an amended Scheduled 13D filed by Laster on May 12, 2021 (“Amended 13D”), includes: (i) 4,926,000 shares of common stock over which Dr. Laster claims sole beneficial ownership and (ii) 360,000 shares of common stock over which each of Chen Laster, Gabriella Laster and Sara Laster, or 1,080,000 shares of common stock in the aggregate, claims beneficial ownership over which Dr. Laster claims shared beneficial ownership on account of Dr. Laster, Chen Laster, Gabriella Laster and Sara Laster constituting a group. The address for Dr. Laster provided in the Amended 13D is 11 Reuven Shari St., Jerusalem, Israel. As more fully set forth below, the aggregate number of shares of common stock in this footnote includes 6,000,000 shares of common stock, the ownership of which is disputed and is subject to final resolution of the Intervention Complaint, as defined below.

8.	Based solely on information set forth in a Schedule 13G filed by Armistice Capital, LLC (“Armistice Capital”) on February 15, 2022 (the “13G”), Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the shares of common stock, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the company held by the Master Fund and thus may be deemed to beneficially own the securities of the company held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the company held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address for Armistice Capital and Mr. Boyd is 510 Madison Avenue, 7th Floor, New York, New York 10022.

As set forth and described in the Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 15, 2022, on December 16, 2021, HCFP/Capital Partners VIB LLC (“VIB”), an affiliate of certain of our officers and directors, filed a Motion to Intervene and attached its Complaint in Intervention (the “Intervention Complaint”), which alleges, among other things, that although Laster claims to have acquired 6,000,000 shares of our common stock in June 2017, Laster never owned or acquired those shares because he did not sign or agree to VIB’s operating agreement, which is the only way he could have obtained such shares. If VIB prevails in its Intervention Complaint, then VIB would be the beneficial and record owner of all such 6,000,000 shares of our common stock.

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

The services of our Chairman, Vice Chairman and Executive Committee Chairman have been provided to us pursuant to the Portfolio Services MSA. These executives commit a significant portion of their business time to us. In connection with the services provided by our executive officers under the Portfolio Services MSA, our executive officers are supported by additional personnel of entities affiliated with Portfolio Services. The Portfolio Services MSA, as amended, provides for a monthly management services fee of $50,000 and a monthly fee for office space and facilities of $3,000. The aggregate management and office space and facilities fees paid or accrued under the Portfolio Services MSA were $636,000 in each of 2021 and 2022. We are also obligated to reimburse reasonable and properly documented out-of-pocket expenses. In July 2021, Portfolio Services converted a convertible note in the principal amount plus accrued and unpaid interest of approximately $223,278, in the aggregate, into warrants on the maturity date, on the same terms as unaffiliated investors. In November 2021, an affiliate of certain of our officers and directors, contributed 3,000,000 warrants to the company. In connection with such contribution, such warrants and a related note payable to the company were both cancelled. Such warrant contribution was made to make available authorized shares to enable the company to complete a financing in November 2021. At such time, the company’s ability to issue shares of common stock was impeded due to a lack of sufficient authorized shares. Increasing the number of authorized shares requires stockholder approval, which could not be obtained on a timely basis, or at all, and would have precluded the company from raising the capital required to sustain its operations. The company was subject to a proxy contest at the time it was seeking to execute the November 2021 financing. On September 26, 2021, the Board approved an indemnification agreement (the “Indemnification Agreement”), pursuant to which the company has agreed to indemnify each of the Executive Committee Directors, the employees of HCFP, and certain affiliates and related entities (collectively, the “Indemnified Parties”) from and against any losses, claims, damages or liabilities, including reasonable attorney’s fees, suffered or incurred by the Indemnified Parties in connection with any disputes, litigation or threatened litigation (whether existing prior to or commencing after the date of the Indemnification Agreement) involving certain current or former executives and directors of the company and arising or resulting from any Indemnified Party’s affiliation or involvement with the company, including in connection with the provision of additional services beyond those initially contemplated under the Portfolio Services management services agreement. The Indemnification Agreement also provides that the company will advance expenses to any Indemnified Party, including legal fees, incurred by such Indemnified Party in connection with any litigation or proceeding to which such Indemnified Party is entitled to indemnification under the Indemnification Agreement. The company incurred approximately $462,929 and $32,934 in legal fees in connection with this Indemnification Agreement in 2021 and 2022, respectively. As disclosed in prior filings, including the Original 10-K, in October 2022, in connection with exhanges of warrants, certain officers, directors, and/or affiliates thereof, exchanged warrants to purchase shares of the company’s common stock for an aggregate of 117,250 shares of common stock of Duet, a wholly-owned subsidiary of the company prior to such exchanges, on the same terms as independent third parties.

In connection with a milestone relating to the acquisition of Bioscience Oncology Pty., Ltd. (“Bioscience Oncology”), we issued an aggregate of 706,333 shares of our common stock to Paul Hopper and an affiliated entity and 190,000 shares to Ashish Sanghrajka, including shares received by Mr. Sanghrajka’s minor children. Messrs. Hopper and Sanghrajka are former officers and/or directors of the company.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees accrued and/or paid to Wolf & Company, P.C. during 2022 for audit services rendered in connection with the audits and reviews of our consolidated financial statements.

Description of Fees	2022
Audit Fees	$203,000
Audit-Related Services Fees	-
Tax Fees	-
All Other Fees	-
Total	$203,000

Pre-Approval of Audit and Non-Audit Services

Prior to engagement of an independent accounting firm for the next year’s audit, the Audit Committee is responsible for pre-approving the engagement of the independent accounting firm, and the projected fees for audit services, as well as pre-approving any audit-related services and permissible non-audit services provided by our independent accounting firm that we will incur separate and apart from the audit engagement. The fee amounts approved for the audit and any audit-related services are updated to the extent necessary at meetings of the Audit Committee during the year. In the the year ended December 31, 2022, there were no fees paid to Wolf & Company, P.C. under a de minimis exception to the rules that waives pre-approval for certain non-audit services.

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

Date: April 28, 2023	SCOPUS BIOPHARMA INC.

	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joshua R. Lamstein	Chairman and Director	April 28, 2023
Joshua R. Lamstein	(Principal Executive Officer)

/s/ Robert J. Gibson	Vice Chairman, Secretary, Treasurer and Director	April 28, 2023
Robert J. Gibson	(Principal Financial Officer and Principal Accounting Officer)

*	Director	April 28, 2023
David A. Buckel

*	Director	April 28, 2023
Ira Scott Greenspan

*	Director	April 28, 2023
Raphael Hofstein

*	Director	April 28, 2023
David Weild IV

*By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Attorney-in-Fact