Form 10-Q
period 2023-03-31
Scopus BioPharma Inc.
filed 2023-05-12
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, there were 39,784,264 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$1,401,475	$124,575
Prepaid expenses and other current assets	199,818	265,425
Total current assets	1,601,293	390,000

Property and equipment, net	2,034	2,265
Total assets	$1,603,327	$392,265
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$9,151,750	$7,201,926
Other current liabilities	161,462	252,508
Total current liabilities	9,313,212	7,454,434

COMMITMENTS AND CONTINGENCIES (NOTE 6)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,584,264 and 21,094,264 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	39,584	21,094
Additional paid-in capital	48,543,332	46,518,455
Stock subscriptions receivable	(28,578)	(33,950)
Accumulated deficit	(55,514,797)	(53,064,975)
Accumulated other comprehensive income (loss)	13,475	(4,954)
Total Scopus BioPharma Inc. stockholders’ equity (deficit)	(6,946,984)	(6,564,330)
Noncontrolling interest (deficit)	(762,901)	(497,839)
Total stockholders’ equity (deficit)	(7,709,885)	(7,062,169)
Total liabilities and stockholders’ equity (deficit)	$1,603,327	$392,265

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$—	$—
Operating expenses:
General and administrative	1,070,734	4,291,666
Research and development	1,608,922	369,108
Total operating expenses	2,679,656	4,660,774
Net loss	(2,679,656)	(4,660,774)
Net loss attributable to noncontrolling interest (deficit)	(229,834)	—
Net loss attributable to Scopus BioPharma Inc.	(2,449,822)	(4,660,774)
Comprehensive income:
Foreign currency translation adjustment	18,429	17,866
Total comprehensive loss attributable to Scopus BioPharma Inc.	$(2,431,393)	$(4,642,908)

Net loss per common share attributable to Scopus BioPharma Inc.:
Basic and diluted	$(0.08)	$(0.22)

Weighted-average common shares outstanding:
Basic and diluted	30,369,597	21,094,264

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

						Accumulated	Total Scopus		Total
			Additional	Stock		Other	BioPharma Inc.	Noncontrolling	Stockholders’
	Common Stock		Paid-in	Subscriptions	Accumulated	Comprehensive	Stockholders’	Interest	Equity
	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity (Deficit)	(Deficit)	(Deficit)
Balances as of December 31, 2022	21,094,264	$21,094	$46,518,455	$(33,950)	$(53,064,975)	$(4,954)	$(6,564,330)	$(497,839)	$(7,062,169)
Stock-based compensation expense	—	—	78,108	—	—	—	78,108	—	78,108
Proceeds from Duet Private Placement, net of transaction costs of $84,072 (Note 7)	—	—	1,040,759	30,372	—	—	1,071,131	(35,228)	1,035,903
Proceeds from Scopus Private Placement	18,490,000	18,490	906,010	(25,000)	—	—	899,500	—	899,500
Foreign currency translation adjustment	—	—	—	—	—	18,429	18,429	—	18,429
Net loss	—	—	—	—	(2,449,822)	—	(2,449,822)	(229,834)	(2,679,656)
Balances as of March 31, 2023	39,584,264	$39,584	$48,543,332	$(28,578)	$(55,514,797)	$13,475	$(6,946,984)	$(762,901)	$(7,709,885)

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balances as of December 31, 2021	21,094,264	$21,094	$45,538,156	$(41,455,148)	$(86,653)	$4,017,449
Stock-based compensation expense	—	—	95,028	—	—	95,028
Foreign currency translation adjustment	—	—	—	—	17,866	17,866
Net loss	—	—	—	(4,660,774)	—	(4,660,774)
Balances as of March 31, 2022	21,094,264	$21,094	$45,633,184	$(46,115,922)	$(68,787)	$(530,431)

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,679,656)	$(4,660,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	231	609
Stock-based compensation expense	78,108	95,028
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	65,607	(389,066)
Accounts payable and accrued expenses	1,866,900	976,684
Other current liabilities	(91,046)	—
Net cash used in operating activities	(759,856)	(3,977,519)
Cash flows from investing activities:
Purchases of property and equipment	—	(1,552)
Cash flows from financing activities:
Proceeds from Duet Private Placement of common stock and Warrants, net of cash transaction costs of $49	1,119,926	—
Proceeds from Scopus Private Placement of common stock	899,500	—
Net cash provided by financing activities	2,019,426	—
Effects of changes in foreign currency exchange rates on cash	17,330	10,894
Net increase (decrease) in cash	1,276,900	(3,968,177)
Cash, beginning of period	124,575	7,942,971
Cash, end of period	$1,401,475	$3,974,794
Supplemental disclosure of cash flow information:
Non-cash financing activity:
Issuance costs included in accounts payable and accrued expenses	$84,023	$—

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

The Company incurred a net loss of $2,679,656 for the three months ended March 31, 2023 and had an accumulated deficit of $55,514,797 as of March 31, 2023. The Company’s net cash used in operating activities was $759,856 for the three months ended March 31, 2023 and the working capital deficit totaled $7,711,919 as of March 31, 2023. Further, while the Company has raised significant cash proceeds from public offerings and private placements (see Notes 3 and 7), the Company still has significant obligations related to certain research and development acquisitions and agreements (see Note 5).

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

COVID-19 Pandemic

COVID-19 had a material adverse impact on the Company, including delays in drug development. As previously disclosed, the COVID-19 pandemic, including related constraints on mobility and travel, caused delays in enrollment in the investigator-sponsored clinical trial for our initial immuno-oncology drug candidate, for which the Company had previously received IND clearance from the FDA. Although in the United States the COVID-19 global pandemic emergency declarations are set to expire in May 2023, there may continue to be residual effects of COVID-19, especially as it relates to potential clinical trial participants who are predominately immunocompromised. There can be no assurance that a resurgence of COVID-19 will not occur and any such resurgence is likely to have a material adverse effect on drug development, which would have a material adverse effect on the Company and its financial condition.

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

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries including VSI and SBI and majority-owned subsidiary, Duet. The portion of Duet not owned by the Company is presented as a noncontrolling interest as of and during the periods consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 14, 2023 (the “2022 Form 10-K”).

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying balance sheet as of December 31, 2022 has been derived from the audited balance sheet as of December 31, 2022 contained in the Company's 2022 Form 10-K. Results of operations for interim periods are not necessarily indicative of the result of operations for a full year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. Accumulated other comprehensive income (loss), net of tax, consists of foreign currency translation adjustment gains (losses) of $13,475 and ($4,954) as of March 31, 2023 and December 31, 2022, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include those related to the fair value of stock-based compensation, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets, and probability of meeting certain milestones. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

Cash

At times, the balance of the Company’s cash deposits may exceed federally insured limits, and there is no insurance on cash deposits within Israel. The Company has not experienced and does not anticipate any losses on deposits with commercial banks and financial institutions which exceed federally insured limits.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The property and equipment balances as of March 31, 2023 and December 31, 2022 consist of computer equipment. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of 3 years. Depreciation expense for the three months ended March 31, 2023 and 2022 was $231 and $609, respectively.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s cash, and accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of these instruments.

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2023 and December 31, 2022.

Stock Subscriptions Receivable

The stock subscriptions receivable balances as of March 31, 2023 and December 31, 2022 include cash to be received for shares of Class B common stock of Duet (“Duet Shares”), Series W Warrants of Duet (“Duet Warrants”), and shares of common stock of Scopus issued prior to the balance sheet date, in connection with the Duet Private Placement and Scopus Private Placement (see Note 3).

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Dividend Yield – The Company has not declared or paid dividends to date and does not anticipate declaring dividends in the foreseeable future. As such, the dividend yield has been estimated to be zero.

Noncontrolling Interest

Noncontrolling interest represents the portion of net book value (deficit) in Duet that is not owned by Scopus and is reported as a component of stockholders’ equity (deficit) in Scopus’s condensed consolidated balance sheets (see Note 7). Net income (loss) is allocated to the noncontrolling interest based on the noncontrolling ownership percentage held in Duet.

Net Loss Per Share

Basic net loss per common share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the relevant period. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as dilutive net loss per share as the inclusion of the weighted-average number of all potential dilutive common shares, which consists of stock options, warrants and AIOs, would be anti-dilutive.

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Warrants	2,579,078	23,458,418
Stock options	772,500	849,283
Additional Investment Options (AIOs)	3,225,000	3,225,000
Contingent consideration in common stock	1,266,666	1,266,666
Total	7,843,244	28,799,367

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

During the first quarter of 2023, the Company raised an aggregate of approximately $924,500 from the issuance of common stock in a private placement at a price of $0.05 per share (the “Scopus Private Placement”), of which $25,000 is included in stock subscriptions receivable as of March 31, 2023 (see Note 7).

During the fourth quarter of 2022, Duet raised $276,065 from third-party investors from the sale of Duet Shares and Duet Warrants at prices of $2.50 per share and $0.05 per warrant, respectively (the “Duet Private Placement”). The Duet Warrants are exercisable at $2.50 per share of Duet’s Class B Common Stock beginning on the date that is one year after the date that the shares of Duet’s Class B Common Stock are first traded or quoted on a public trading market (“Duet Class B Shares Initial Trading Date”) and expiring five years from the Duet Class B Shares Initial Trading Date. During the first quarter of 2023, in connection with the Duet Private Placement, Duet raised an additional $1,089,603. Of the total aggregate proceeds of $1,365,668 from the Duet Private Placement through March 31, 2023, $3,578 and $33,950 were included in stock subscriptions receivable in the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of:

	March 31,	December 31,
	2023	2022
Professional fees	$5,149,587	$4,748,128
Research and development expenses	3,538,191	2,028,923
Management service fees and expenses (related parties)	273,530	249,236
Other accounts payable and accrued expenses	190,442	175,639
Total accounts payable and accrued expenses	$9,151,750	$7,201,926

5.	Research and Development Agreements

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

Patent fee reimbursement under the Patent License Agreement was $0 and $5,017 for the three months ended March 31, 2023 and 2022, respectively. These costs are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Pursuant to the terms of the Patent License Agreement, VSI was required to make minimum annual royalty payments on January 1 of each calendar year, which shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. For the three months ended March 31, 2023 and 2022, $0 and $6,250 minimum royalty payments, respectively, were recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents (see below). Through March 31, 2023, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through March 31, 2023, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through March 31, 2023, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Memorandums of Understanding

Effective July 28, 2018, SBI entered into two Memorandums of Understanding (“MOUs”) with Yissum Research Development Company (“Yissum”) of the Hebrew University of Jerusalem Ltd. (“Hebrew University”). Research under the Yissum MOUs was completed in December 2019 and March 2020, respectively, resulting in the license agreements below.

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of cannabidiol with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company will be obligated to make payments upon the achievement of certain clinical development and product approval milestones. From March 5, 2019 through March 31, 2023, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements. Further, none of the milestones in the agreement have been reached and therefore as of March 31, 2023, there is no obligation to make any milestone payments.

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached and therefore as of March 31, 2023 there is no obligation to make any milestone payments.

CpG-STAT3siRNA (DUET-01) Agreements

In June 2020, the Company entered into an exclusive, worldwide license agreement with City of Hope (“COH”) relating to DUET-01 (the “DUET-01 Exclusive License Agreement”). In addition to the DUET-01 Exclusive License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with COH relating to DUET-01. The Company obtained the right to negotiate the DUET-01 Exclusive License Agreement with COH as part of the Bioscience Oncology Pty Ltd acquisition in June 2020. The Company incurred license maintenance fees in relation to the DUET-01 Exclusive License Agreement of $7,500 during each of the three months ended March 31, 2023 and 2022. In September 2022, the SRA was extended until September 2023 with no additional costs to the Company.

Under the terms of the DUET-01 Exclusive License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the DUET-01 Exclusive License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the DUET-01 Exclusive License Agreement have been reached and therefore as of March 31, 2023, there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at COH for two years in accordance with a predetermined funding schedule. Total expenses incurred in connection with the SRA were $0 and $62,500 for the three months ended March 31, 2023 and 2022, respectively. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Further, the Company incurred costs of $44,000 and $43,433 during the three months ended March 31, 2023 and 2022, respectively, pursuant to a clinical research support agreement (the “CRSA”) relating to a Phase 1 clinical trial for DUET-01 to be conducted at COH. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

On April 7, 2022, the Company entered into a sponsored research agreement (the “Kortylewski SRA”) with COH for research to be conducted by Marcin Kortylewski, Ph.D., a Co-Founder and Senior Advisor of Duet and Professor in the Department of Immuno-Oncology at COH. Pursuant to the Kortylewski SRA, Dr. Kortylewski and his lab are evaluating novel chemical structures and formulations to increase the stability of siRNA-based molecules to enable systemic delivery. The research under the Kortylewski SRA is conducted over a two-year period at a cost of approximately $200,000 per year. The Company incurred $50,722 and $0

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

during the three months ended March 31, 2023 and 2022, respectively, related to the Kortylewski SRA,and is included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Duet (DUET-02 and DUET-03) License Agreements

On June 25, 2021, the Company entered into two exclusive, worldwide license agreements with COH relating to Duet’s drug candidates. The Company obtained the rights to negotiate the CpG-STAT3ASO Patent Rights License Agreement and the CpG-STAT3decoy Patent Rights License Agreement (together, the “Duet License Agreements”) with COH as part of the Duet acquisition in June 2021. Under the terms of the Duet License Agreements, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the Duet License Agreements, including net sales generated from sub-licensees. The Company incurred license fees of $16,730 and $12,500 in connection with the Duet License Agreements during the three months ended March 31, 2023 and 2022, respectively. License fees related to the Duet License Agreements of $249,807 and $233,076 were included in accounts payable and accrued expenses at March 31, 2023 and December 31, 2022, respectively. On April 19, 2022, the Company entered into an amendment to the DUET-02 Patent Rights License Agreement with COH to secure a non-exclusive royalty bearing right and license to use and make derivative works of certain technical information and know how related to DUET-02. In connection with the amendment, the Company agreed to make a one-time non-refundable license fee payment of $25,000 to COH within five days of the effective date of the amendment.

In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $6,750,000 for each license, or $13,500,000 in the aggregate. None of the milestones in the Duet License Agreements have been reached and therefore, as of March 31, 2023, there is no obligation to make any milestone payments.

6.	Commitments and Contingencies

Research and Development Agreements

The Company has entered into various research and development agreements which require the Company to provide certain funding and support. See Note 5 for further information regarding these agreements.

Legal Proceedings

The Company continues to be a party in several litigation matters initiated by or against certain adverse parties and certain of their affiliates and/or related parties (the “Adverse Parties”) who are stockholders of the Company and certain of whom are also former officers and/or directors of the Company. As previously disclosed, one of such Adverse Parties initiated litigation with respect to a dispute about ownership of certain shares and various other matters. Most recently, a trial date was scheduled for May 25, 2023, which was subsequently postponed. It is currently uncertain as to when any trial date may be rescheduled. Such Adverse Parties also filed a stockholder derivative complaint, purportedly on behalf of the Company. The Company filed a motion to dismiss this stockholder derivative complaint in November 2021. In March 2022, the Delaware Court of Chancery (“Chancery Court”) dismissed such complaint. One of the Adverse Parties also initiated an action in the Supreme Court of the State of New York (the “New York Court”) alleging, among other things, that he was wrongfully terminated by the Company. In March 2023, the New York Court dismissed all of the claims in such action other than the wrongful termination claim. Due to the factual nature of such claim, it remains subject to further proceedings. The status and timing of the remaining litigation matters are uncertain. The outcome relating to any such matters, and litigation generally, are highly unpredictable and the costs of litigation, including legal fees, costs and expenses, and the possible liabilities, including monetary damages, to which the Company could become subject could be significant. Any such liabilities could have a material adverse effect on the Company. The Company’s existing capital resources will not be sufficient to implement its business plan, including the development of its drug candidates, especially if the Company continues to be subject to or pursuing ongoing litigation. The Company requires additional financing and there can be no assurance that any such financing will be available on satisfactory terms, or at all. Failure to obtain additional financing will have a material adverse effect on the Company.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time-to-time by the Company’s board of directors. Authority is expressly vested in the board of directors to authorize the issuance of one or more series of preferred stock. All 20,000,000 shares remained unissued as of March 31, 2023 and December 31, 2022.

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

During the first quarter of 2023, Scopus raised an aggregate of approximately $924,500, of which $25,000 is included in stock subscriptions receivable as of March 31, 2023, from the sale of 18,490,000 shares of common stock at a price of $0.05 per share.

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

As of March 31, 2023, 1,414,539 Scopus warrants were outstanding and exercisable at a weighted-average exercise price of $3.56. As of March 31, 2023, the remaining contractual term of the outstanding warrants was 3.3 years. Of the 1,414,539 Scopus warrants outstanding as of March 31, 2023, 1,164,539 are W Warrants and 250,000 are warrants exercisable into one share of common stock each, at an exercise price of $1.50 per warrant, with an expiration date of October 3, 2025.

AIOs

As of March 31, 2023, the Company had outstanding Series A Additional Investment Options (the “Series A AIOs”) to purchase 1,500,000 shares of Common Stock and Series B Additional Investment Options (the “Series B AIOs,” together with the Series A

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

AIOs, the “AIOs”) to purchase 1,500,000 shares of common stock, at a purchase price of $3.25 per share. The Series A AIOs are exercisable immediately and have a term of five years starting on January 18, 2022 and have an exercise price of $3.125 per share. The Series B AIOs became exercisable upon effectiveness of that certain Registration Statement on Form S-3 (File No 333-261991), which was declared effective by the SEC on January 18, 2022, and have a term of five years starting on January 18, 2022 and have an exercise price of $3.125 per share.

In addition, as of March 31, 2023, certain AIOs issued to a placement agent during 2021 were outstanding (the “Placement Agent AIOs”), which allow the placement agent to purchase up to 225,000 shares of common stock. The Placement Agent AIOs have an exercise price equal to $4.0625, with a term of five years following January 18, 2022.

As of March 31, 2022, no AIOs or Placement Agent AIOs have been exercised or forfeited. As of March 31, 2023, an aggregate of  3,225,000 AIOs and Placement Agent AIOs were outstanding at a weighted-average exercise price of $3.19. As of March 31, 2023, the remaining contractual term of the outstanding AIOs was 3.6 years.

Contingent Common Stock

As a result of the Company’s acquisition of Bioscience Oncology in June 2021, the previous shareholders of Bioscience Oncology are eligible to receive remaining contingent consideration of up to approximately 1.3 million shares of common stock upon the achievement of a specified milestone, which will be recorded when it is determined the corresponding milestone is probable to be achieved.

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

During the fourth quarter of 2022, Duet raised $276,065 from third-party investors in connection with the Duet Private Placement. During the first quarter of 2023, in connection with the Duet Private Placement, Duet raised an additional $1,089,603. The related issuance costs were approximately $84,072. Of the total aggregate proceeds of $1,365,668 from the Duet Private Placement through March 31, 2023, $3,578 and $33,950 were included in stock subscriptions receivable in the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023, the Duet Private Placement resulted in an increase to the deficit of the noncontrolling interest of $35,228, which represents the additional portion of Duet’s noncontrolling stockholders’ interest in the negative book value of Duet at the dates of issuances of the Duet Shares.

After giving effect to the Warrant Exchanges and the Duet Private Placement, Scopus continues to be the controlling stockholder of Duet with voting control of approximately 98%.

8.	Stock Options

Effective September 24, 2018, the Company approved the Scopus BioPharma Inc. 2018 Equity Incentive Plan (the “Plan”), and reserved 1,000,000 shares of the Company’s common stock, such amount subsequently being increased to 2,400,000 shares, for issuance under the Plan. As of March 31, 2023,  there were 1,800,000 shares authorized for issuance under the Plan, subject to the Company having sufficient authorized shares for any such issuances. The stock options shall be granted at an exercise price per share equal to at least the fair market value of the shares of common stock on the date of grant and generally vest over a three-year period.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity is summarized as follows for the three months ended March 31, 2023:

			Weighted-
		Weighted-	average
		average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at December 31, 2022	772,500	$5.15	4.20
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2023	772,500	$5.15	3.95
Vested and exercisable at March 31, 2023	701,801	$5.11	4.07
Unvested at March 31, 2023	70,699	$5.50	2.71

Included in the table above are 172,500 options issued to the underwriters outside of the Plan in connection with the Company’s public offerings during 2021.

Stock-based compensation expense associated with the vesting of options was $78,108 and $95,028 for the three months ended March 31, 2023 and 2022, respectively. This cost is included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of March 31, 2023, total unrecognized stock-based compensation expense was $220,887 and is expected to be recognized over the remaining weighted-average contractual vesting term of 0.7 years.

9.	Related Party Transactions

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

During each of the three months ended March 31, 2023 and 2022, the Company incurred expenses of $159,000 of management services fees related to the management services agreement. The costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. Amounts payable to Portfolio Services as of March 31, 2023 and December 31, 2022 were $75,000 and $50,706, respectively.

Pursuant to a management services agreement with Clil Medical Ltd. (“Clil”), an affiliate of a co-founder and former director of the Company, such individual was obligated to provide executive and other management services to the Company. This management services agreement was terminated in June 2020 and, concurrently, such individual resigned as a director of the Company, but continued to serve in various other capacities for the Company and its subsidiaries. Subsequently, such individual submitted resignations to the Company and its subsidiaries. The Company and such individual do not agree on various matters, including obligations under the applicable management services agreement, both prior and subsequent to its termination. The amounts for the services provided through the termination date were fully accrued for as of March 31, 2023 and December 31, 2022. No expenses were incurred under this management services agreement during either of the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the total amount due to Clil was $198,530, and is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

On September 26, 2021, the Board approved an indemnification agreement (the “Indemnification Agreement”), pursuant to which the Company has agreed to indemnify each of the Executive Committee Directors, the employees of HCFP, and certain affiliates and related entities (collectively, the “Indemnified Parties”) from and against any losses, claims, damages or liabilities, including reasonable attorney’s fees, suffered or incurred by the Indemnified Parties in connection with any disputes, litigation or threatened litigation (whether existing prior to or commencing after the date of the Indemnification Agreement) involving certain current or former executives and directors of the Company and arising or resulting from any Indemnified Party’s affiliation or involvement with the Company, including in connection with the provision of additional services beyond those initially contemplated under the

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Portfolio Services management services agreement. The Indemnification Agreement also provides that the Company will advance expenses to any Indemnified Party, including legal fees, incurred by such Indemnified Party in connection with any litigation or proceeding to which such Indemnified Party is entitled to indemnification under the Indemnification Agreement. The Company incurred $0 and $16,585 in legal fees and other expenses in connection with this Indemnification Agreement for the three months ended March 31, 2023 and 2022, respectively.

10.	Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2023 and 2022. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2023 and December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.

11.	Subsequent Events

Since the commencement of their respective private placements and as of May 8, 2023, Scopus and Duet raised aggregate gross proceeds of approximately $2.3 million on a consolidated basis in concurrent financings resulting from the sale of shares of Scopus common stock, Duet Shares, and Duet Warrants to third-party investors (Note 7). Shares of Scopus common stock were sold at a price of $0.05 per share and the Duet Shares and Duet Warrants were sold on the same terms as disclosed in Note 7. In April 2023, Scopus purchased 3,000,000 Duet Warrants identical to and at the purchase price for the Duet Warrants issued in the Duet Private Placement. The purchase price for such warrants was made through a reduction in the intercompany advances made by Scopus to Duet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2023 (the “2022 Form 10-K), and certain other reports filed with the SEC as may be set forth below.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” described in our 2022 Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Unless otherwise stated in this Quarterly Report, “we”, “us”, “our”, “Company”, “Scopus” and “Scopus BioPharma” refer to Scopus BioPharma Inc. and its subsidiaries.

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

Duet continues to develop its novel approach to immuno-oncology, with a suite of bifunctional oligonucleotides that activate antigen-presenting cells within the tumor microenvironment, while alleviating tumor immunosuppression to jump-start T cell-mediated immune responses. The unique mechanism-of-action of these synthetic oligonucleotides comes from simultaneously targeting two intracellular immune pathways – signal transducer and activator of transcription 3 (“STAT3”), a master immune checkpoint inhibitor, and toll-like receptor 9 (“TLR9”). The targeted inhibition of STAT3 reawakens immune cells and allows for the full potential of TLR9-driven innate and adaptive immune responses. We refer to Duet’s three distinctive, complementary CpG-STAT3 inhibitors as the Duet Platform. The Duet Platform is comprised of the following:

●	Antisense	CpG-STAT3ASO	(“DUET-02”)

●	RNA silencing	CpG-STAT3siRNA	(“DUET-01”)

●	DNA-binding inhibitor	CpG-STAT3decoy	(“DUET-03”)

Our initial efforts in immuno-oncology related to DUET-01, as a monotherapy targeting B-cell non-Hodgkin lymphoma (“NHL”). As previously disclosed, the design of the investigator-sponsored clinical protocol for DUET-01, including the number of study visits, together with constraints on mobility and travel due to the COVID-19 pandemic, resulted in development delays, including relating to clinical enrollment. As a result of our acquisition of Duet (known as Olimmune Inc. prior to its acquisition), we gained access to a broader technology platform from the laboratory of the principal senior research scientist who is the architect of the oligonucleotide bifunctionality underpinning the Duet Platform, including CpG-STAT3siRNA, previously licensed by us, which is currently designated as DUET-01. DUET-01 is a small interfering RNA (“siRNA”)-based technology which is delivered intratumorally. DUET-02 is being developed for systemic delivery. DUET-02 has a similar mechanism of action as DUET-01, except the STAT3 inhibitor in DUET-02 is an antisense (“ASO”) RNA molecule rather than a siRNA. The STAT3ASO molecule binds directly to the STAT3 mRNA, recruiting ribonuclease H1 (“RNase H1”) to degrade the STAT3 mRNA. The use of ASO permits other chemical modifications resulting in greater stability in human blood. This allows for systemic treatment of harder-to-reach solid tumors such as prostate or kidney cancers. Dose-range finding studies, good laboratory practice toxicology studies, and good manufacturing process manufacturing of the drug substance and product are all currently in process. Duet expects to file an investigational new drug application (“IND”) for DUET-02 in Q1 2024 in advanced solid malignancies, with a Phase 1/2 clinical trial anticipated to begin in Q2 2024 in the United States. Pursuant to a sponsored research agreement, research is being conducted to evaluate increasing the stability of novel siRNA-based molecules to enable systemic delivery, which we sometimes refer to as DUET-01B. Pursuant to such agreement, research is also being conducted on double-stranded ASOs, which we sometimes refer to as DUET-02B. We also have the rights for DUET-03, which uses an alternative to the destruction of mRNA to silence STAT3 activity, such as with DUET-01 and DUET-02. DUET-03 targets the actual STAT3 transcription factor protein. Our drug candidates are being evaluated both as monotherapies and as combination therapies with checkpoint inhibitors and/or chimeric antigen receptor T-cell therapies.

On an ongoing basis, we continue to refine, update and enhance its immuno-oncology pipeline and target indications, including prioritizing solid tumor indications. We also continually evaluate the possibilities of additional studies with a view to enhancing, among other things, the effectiveness and method of delivery of our drug candidates and identifying additional protections for our intellectual property. As of May 10, 2023, in connection with our most recent evaluation of our immuno-oncology pipeline, we redesignated our drug candidates, hereafter referring to DUET-02A and DUET-02B as DUET-101 and DUET-102, respectively; DUET-01 and DUET-01B as DUET-201 and DUET-202, respectively; and DUET-03 as DUET-301. In addition to our immuno-oncology portfolio, the company obtained licenses for certain non-immuno-oncology drug candidates. As a result of our increased emphasis on our immuno-oncology programs and other considerations, including capital constraints, we have allowed certain of these rights to lapse and continue to evaluate our posture with regard to certain other rights. All of our development efforts continue to be considered in the light of the extreme capital markets dislocation, especially pertaining to small biotechnology companies, which has severely curtailed access to capital.

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

We have incurred net losses in every year since our inception. From inception (April 18, 2017) until March 31, 2023, we have funded our operations through the issuance of common stock, warrants, additional investment options (“AIOs”) and convertible notes. As of March 31, 2023, we had an accumulated deficit of approximately $55.5 million.

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

Please refer to the information provided under the heading “Critical Accounting Policies and Estimates” included in our 2022 Form 10-K. There were no material changes to such policies in the three months ended March 31, 2023.

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

Results of Operations

Three Months Ended March 31, 2023 Versus Three Months Ended March 31, 2022

The following table summarizes our results of operation for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in Thousands)	March 31,
	2023	2022	Change	% Change
Operating Expenses:
General and Administrative	$1,071	$4,292	$(3,221)	(75.0)%
Research and Development	1,609	369	1,240	336.0%
Loss from Operations	(2,680)	(4,661)	1,981	(42.5)%
Net Loss	$(2,680)	$(4,661)	$1,981	(42.5)%

Revenue

We did not have any revenue during the three months ended March 31, 2023 and 2022. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors, and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses during the three months ended March 31, 2023 and 2022 of approximately $1.1 million and $4.3 million, respectively, with a decrease of approximately $3.2 million or 75.0%. This decrease in general and administrative expenses during the three months ended March 31, 2023 as compared to three months ended March 31, 2022 is primarily attributable to a decrease in legal and accounting fees and other expenses incurred in connection with or as a result of the 2021 proxy contest and litigation, including legal services provided to the Board and certain directors and committees thereof, of approximately $3.2 million.  Our general and administrative expenses are likely to increase, including to the extent we are able to obtain additional financing to enable us to expand our operations, and may increase materially based upon the activity level of ongoing litigation in any particular period.

Research and Development Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of fees incurred under our agreements with licensors, including the expenses associated with securities issued in connection with such agreements, as applicable, and expenses relating to third-party research and development vendors and consultants. During the three months ended March 31, 2023 and 2022, we incurred research and development expenses of approximately $1.6 million and $0.4 million, respectively, an increase of approximately $1.2 million or 336%. The increase in research and development costs during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily attributable to the increase of approximately $1.2 million in costs and expenses associated with the preclinical development and IND-enabling activities relating to

DUET-02. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the development of our drug candidates.

Net Loss

Our net losses were approximately $2.7 million and $4.7 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of approximately $2.0 million or 42.5%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Liquidity and Capital Resources

We have incurred losses since our inception, and, as of March 31, 2023, we had an accumulated deficit of approximately $55.5 million. We anticipate that we will continue to incur losses for at least the next several years. Since April 18, 2017 (inception) through March 31, 2023, we have funded our operations principally with approximately $31.4 million in gross proceeds from the sale of convertible notes, common stock, warrants and units comprised of common stock and warrants, the exercise of a portion of such warrants, and units comprised of common stock and AIOs.

During the three months ended March 31, 2023, we used approximately $0.8 million of cash in operations, which was attributable to our net loss of approximately $2.7 million, offset by the changes in operating assets and liabilities of approximately $1.8 million and approximately $0.1 million of non-cash expenses.

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

Our cash resources are extremely limited. We had cash of approximately $1.4 million as of March 31, 2023. As of May 8, 2023, Scopus and Duet raised aggregate gross proceeds of approximately $2.3 million on a consolidated basis in concurrent financings. Notwithstanding such financings, we continue to have an immediate need for additional financing. Our ability to raise capital continues to be impeded by limited availability of authorized common stock and the current price of our common stock. Further, we are subject to certain stock market requirements relating to, among other things, the amount and nature of the capital that we can raise. There can be no assurance that financing will be available to us on a timely basis and on satisfactory terms, or at all. Failure to obtain sufficient financing on satisfactory terms in the immediate future will have a material adverse effect on us, including possibly being required to substantially curtail or cease our operations.

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

As a result, we anticipate that we will need substantial additional funding in connection with our continuing operations to fund future clinical trials and pre-clinical testing for our drug candidates, general and administrative costs and public company and other expenses, including potential indemnification obligations and legal fees (primarily related to litigation). We expect to finance our cash needs primarily through the sale of our debt and equity securities. However, our ability to raise capital continues to be impeded by the current price of our common stock and a lack of sufficient authorized shares of common stock. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of additional capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

Item 1A. Risk Factors.

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our 2022 Form 10-K. The risks described in our 2022 Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2023, we issued 18,490,000 shares of common stock, at an offering price of $0.05 per share, for aggregate gross proceeds of $924,500 in a private placement.

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

SCOPUS BIOPHARMA INC.

Date: May 12, 2023	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Robert J. Gibson
Robert J. Gibson
Vice Chairman, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)