Form 10-Q
period 2023-06-30
Scopus BioPharma Inc.
filed 2023-08-11
CIK 1772028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, there were 42,084,264 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$362,097	$124,575
Prepaid expenses and other current assets	133,757	265,425
Total current assets	495,854	390,000

Property and equipment, net	1,700	2,265
Total assets	$497,554	$392,265
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$10,908,917	$7,201,926
Other current liabilities	93,178	252,508
Total current liabilities	11,002,095	7,454,434

COMMITMENTS AND CONTINGENCIES (NOTE 6)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 39,784,264 and 21,094,264 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	39,784	21,094
Additional paid-in capital	48,615,546	46,518,455
Stock subscriptions receivable	(5,962)	(33,950)
Accumulated deficit	(58,131,350)	(53,064,975)
Accumulated other comprehensive income (loss)	30,231	(4,954)
Total Scopus BioPharma Inc. stockholders’ deficit	(9,451,751)	(6,564,330)
Noncontrolling interest (deficit)	(1,052,790)	(497,839)
Total stockholders’ deficit	(10,504,541)	(7,062,169)
Total liabilities and stockholders’ deficit	$497,554	$392,265

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Operating expenses:
General and administrative	935,860	2,670,135	2,006,594	6,961,801
Research and development	1,992,998	649,468	3,601,920	1,018,576
Total operating expenses	2,928,858	3,319,603	5,608,514	7,980,377
Net loss	(2,928,858)	(3,319,603)	(5,608,514)	(7,980,377)
Net loss attributable to non-controlling interest (deficit)	(312,305)	—	(542,140)	—
Net loss attributable to Scopus BioPharma Inc.	(2,616,553)	(3,319,603)	(5,066,374)	(7,980,377)
Comprehensive income:
Foreign currency translation adjustment	16,756	56,754	35,185	74,620
Total comprehensive loss attributable to Scopus BioPharma Inc.	$(2,599,797)	$(3,262,849)	$(5,031,189)	$(7,905,757)

Net loss per common share attributable to Scopus BioPharma Inc.:
Basic and diluted	$(0.07)	$(0.16)	$(0.14)	$(0.38)

Weighted-average common shares outstanding:
Basic and diluted	39,742,505	21,094,264	35,081,943	21,094,264

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

						Accumulated	Total Scopus		Total
			Additional	Stock		Other	BioPharma Inc.	Noncontrolling	Stockholders’
	Common Stock		Paid-in	Subscriptions	Accumulated	Comprehensive	Stockholders’	Interest	Equity
	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity (Deficit)	(Deficit)	(Deficit)
Balances as of December 31, 2022	21,094,264	$21,094	$46,518,455	$(33,950)	$(53,064,975)	$(4,954)	$(6,564,330)	$(497,839)	$(7,062,169)
Stock-based compensation expense	—	—	78,108	—	—	—	78,108	—	78,108
Proceeds from Scopus Private Placement	18,490,000	18,490	906,010	(25,000)	—	—	899,500	—	899,500
Proceeds from Duet Private Placement, net of transaction costs of $84,072 (Note 7)	—	—	1,040,759	30,372	—	—	1,071,131	(35,228)	1,035,903
Foreign currency translation adjustment	—	—	—	—	—	18,429	18,429	—	18,429
Net loss	—	—	—	—	(2,449,822)	—	(2,449,822)	(229,834)	(2,679,656)
Balances as of March 31, 2023	39,584,264	$39,584	$48,543,332	$(28,578)	$(55,514,797)	$13,475	$(6,946,984)	$(762,901)	$(7,709,885)
Stock-based compensation expense	—	—	78,108	—	—	—	78,108	—	78,108
Proceeds from Scopus Private Placement, net of transaction costs of $20	200,000	200	9,780	25,000	—	—	34,980	—	34,980
Proceeds from Duet Private Placement, net of transaction costs of $20 (Note 7)	—	—	5,778	(2,384)	—	—	3,394	964	4,358
Increase in noncontrolling interest due to investment in Duet by Scopus	—	—	(21,452)	—	—	—	(21,452)	21,452	—
Foreign currency translation adjustment	—	—	—	—	—	16,756	16,756	—	16,756
Net loss	—	—	—	—	(2,616,553)	—	(2,616,553)	(312,305)	(2,928,858)
Balances as of June 30, 2023	39,784,264	$39,784	$48,615,546	$(5,962)	$(58,131,350)	$30,231	$(9,451,751)	$(1,052,790)	$(10,504,541)

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balances as of December 31, 2021	21,094,264	$21,094	$45,538,156	$(41,455,148)	$(86,653)	$4,017,449
Stock-based compensation expense	—	—	95,028	—	—	95,028
Foreign currency translation adjustment	—	—	—	—	17,866	17,866
Net loss	—	—	—	(4,660,774)	—	(4,660,774)
Balances as of March 31, 2022	21,094,264	$21,094	$45,633,184	$(46,115,922)	$(68,787)	$(530,431)
Stock-based compensation expense	—	—	95,028	—	—	95,028
Foreign currency translation adjustment	—	—	—	—	56,754	56,754
Net loss	—	—	—	(3,319,603)	—	(3,319,603)
Balances as of June 30, 2022	21,094,264	$21,094	$45,728,212	$(49,435,525)	$(12,033)	$(3,698,252)

See accompanying notes to condensed consolidated financial statements.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,608,514)	$(7,980,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	565	1,191
Stock-based compensation expense	156,216	190,056
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	131,668	(277,563)
Accounts payable and accrued expenses	3,710,323	1,213,620
Other current liabilities	(159,330)	—
Net cash used in operating activities	(1,769,072)	(6,853,073)
Cash flows from investing activities:
Purchases of property and equipment	—	(1,552)
Cash flows from financing activities:
Proceeds from Duet Private Placement of common stock and Warrants, net of cash transaction costs of $84,092	1,040,261	—
Proceeds from Scopus Private Placement of common stock, net of transaction costs	934,480	—
Net cash provided by financing activities	1,974,741	—
Effects of changes in foreign currency exchange rates on cash	31,853	68,119
Net increase (decrease) in cash	237,522	(6,786,506)
Cash, beginning of period	124,575	7,942,971
Cash, end of period	$362,097	$1,156,465

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

The Company incurred a net loss of $2,928,858 and $5,608,514 for the three and six months ended June 30, 2023, respectively, and had an accumulated deficit of $58,131,350 as of June 30, 2023. The Company’s net cash used in operating activities was $1,769,072 for the six months ended June 30, 2023, and the working capital deficit totaled $10,506,241 as of June 30, 2023. Further, while the Company has raised significant cash proceeds from public offerings and private placements (see Notes 3 and 7), the Company still has significant obligations related to certain research and development acquisitions and agreements (see Note 5).

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

The Company’s results of operations and its ability to fund its operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, inflation, increases in interest rates, and geopolitical instability, such as the military conflict in the Ukraine.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

COVID-19 Pandemic

COVID-19 had a material adverse impact on the Company, including delays in drug development. As previously disclosed, the COVID-19 pandemic, including related constraints on mobility and travel, caused delays in enrollment in the investigator-sponsored clinical trial for our initial immuno-oncology drug candidate, for which the Company had previously received IND clearance from the FDA. Although in the United States the COVID-19 global pandemic emergency declarations expired in May 2023, there may continue to be residual effects of COVID-19, especially as it relates to potential clinical trial participants who are predominately immunocompromised. There can be no assurance that a resurgence of COVID-19 will not occur and any such resurgence is likely to have a material adverse effect on drug development, which would have a material adverse effect on the Company and its financial condition.

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

The accompanying condensed consolidated financial statements include all of the accounts of Scopus and its wholly owned subsidiaries, which include VSI and SBI, and its majority-owned subsidiary, Duet. The portion of Duet not owned by Scopus is presented as a noncontrolling interest as of and during the periods consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 14, 2023 (the “2022 Form 10-K”).

The accompanying balance sheet as of December 31, 2022 has been derived from the audited balance sheet as of December 31, 2022 contained in the Company’s 2022 Form 10-K. Results of operations for interim periods are not necessarily indicative of the result of operations for a full year.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Accumulated other comprehensive income (loss), net of tax, consists of foreign currency translation adjustment gains (losses) of $30,231 and ($4,954) as of June 30, 2023 and December 31, 2022, respectively.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The property and equipment balances as of June 30, 2023 and December 31, 2022 consist of computer equipment. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful life of 3 years.

Depreciation expense for the three months ended June 30, 2023 and 2022 was $334 and $582, respectively. Depreciation expenses for the six months ended June 30, 2023 and 2022 was $565 and $1,191, respectively.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist principally of internal and external costs which includes contract research services, laboratory supplies, acquired in-process research and development, as well as development and manufacture of compounds and consumables for clinical trials and pre-clinical testing.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Level 3

Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s cash, and accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of these instruments.

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2023 and December 31, 2022.

Stock Subscriptions Receivable

The stock subscriptions receivable balances as of June 30, 2023 and December 31, 2022 include cash to be received for shares of Class B common stock of Duet (“Duet Shares”), Series W Warrants of Duet (“Duet Warrants”), and/or common stock shares of Scopus issued prior to the balance sheet date, in connection with the Duet Private Placement and Scopus Private Placement (see Note 3).

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presents the weighted-average, potentially dilutive shares that were excluded from the computation of diluted net loss per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warrants	2,579,078	23,458,418	2,579,078	23,458,418
Stock options	772,500	776,321	772,500	812,600
Additional Investment Options (AIOs)	3,225,000	3,225,000	3,225,000	3,225,000
Contingent consideration in common stock	1,266,666	1,266,666	1,266,666	1,266,666
Total	7,843,244	28,726,405	7,843,244	28,762,684

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.	Equity offerings

During the three and six months ended June 30, 2023, Scopus raised an aggregate of approximately $10,000 and $934,500 from the issuance of common stock in a private placement at a price of $0.05 per share (the “Scopus Private Placement”).

During the fourth quarter of 2022, Duet raised approximately $276,065 from third-party investors from the sale of Duet Shares and Duet Warrants at prices of $2.50 per share and $0.05 per warrant, respectively (the “Duet Private Placement”). The Duet Warrants are exercisable at $2.50 per share for Duet’s Class B Common Stock beginning on the date that is one year after the date that the shares of Duet’s Class B Common Stock are first traded or quoted on a public trading market (“Duet Class B Shares Initial Trading Date”) and expire five years from the Duet Class B Shares Initial Trading Date.

During the three and six months ended June 30, 2023, in connection with the Duet Private Placement, Duet raised an additional $6,762 and $1,096,365, respectively. As of June 30, 2023 and December 31, 2022, $5,962 and $33,950 were included in stock subscriptions receivable in the accompanying condensed consolidated balance sheets, respectively.

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following as of:

	June 30,	December 31,
	2023	2022
Professional fees	$5,044,152	$4,748,128
Research and development expenses	5,418,606	2,028,923
Management service fees and expenses (related parties)	273,530	249,236
Other accounts payable and accrued expenses	172,629	175,639
Total accounts payable and accrued expenses	$10,908,917	$7,201,926

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Research and Development Agreements

Duet (DUET-101 and DUET-301) License Agreements

On June 25, 2021, the Company entered into two exclusive, worldwide license agreements with COH relating to Duet’s drug candidates. The Company obtained the rights to negotiate the DUET-101 (CpG-STAT3ASO) Patent Rights License Agreement and the DUET-301 (CpG-STAT3decoy) Patent Rights License Agreement (together, the “Duet License Agreements”) with COH as part of the Duet acquisition in June 2021. The Duet License Agreements shall expire, on a country-by-country basis, on the last date on which there exists a valid claim of the patent rights covering the assets subject to the agreements in such country. Under the terms of the Duet License Agreements, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the Duet License Agreements, including net sales generated from sub-licensees. The Company incurred license maintenance fees of $12,500 as required by the Duet License Agreements during each of the three months ended June 30, 2023 and 2022. The Company incurred license maintenance fees of $25,000 as required by the Duet License Agreements during each of the six months ended June 30, 2023 and 2022.

On April 19, 2022, the Company entered into an amendment to the DUET-101 Patent Rights License Agreement with COH to secure a non-exclusive royalty bearing right and license to use and make derivative works of certain technical information and know how related to DUET-101. In connection with the amendment, the Company agreed to make a one-time non-refundable license fee payment of $25,000 to COH within five days of the effective date of the amendment, included in Research and development expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2022.

License fees related to the Duet License Agreements of $262,307 and $233,076 were included in accounts payable and accrued expenses at June 30, 2023 and December 31, 2022, respectively.

In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $6,750,000 for each license, or $13,500,000 in the aggregate. None of the milestones in the Duet License Agreements have been reached as of June 30, 2023 and no related amounts have been recorded in the accompanying condensed consolidated financial statements, as there is no obligation to make any milestone payments.

CpG-STAT3siRNA (DUET-201) Agreements

In June 2020, the Company entered into an exclusive, worldwide license agreement with City of Hope (“COH”) relating to DUET-201 (the “DUET-201 Exclusive License Agreement”). The Company incurred license maintenance fees in relation to the DUET-201 Exclusive License Agreement of $7,500 during each of the three months ended June 30, 2023 and 2022 and $15,000 for each of the six months ended June 30, 2023 and 2022.

Under the terms of the DUET-201 Exclusive License Agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the DUET-201 Exclusive License Agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments in cash upon the achievement of certain clinical development and product approval milestones totaling $3,525,000 in the aggregate. None of the milestones in the DUET-201 Exclusive License Agreement have been reached as of June 30, 2023 and no related amounts have been recorded in the accompanying condensed consolidated financial statements, as there is no obligation to make any milestone payments. Pursuant to the terms of the SRA, the Company has committed to fund research and development at COH for two years in accordance with a predetermined funding schedule.

In addition to the DUET-201 Exclusive License Agreement, the Company also entered into a Sponsored Research Agreement (the “SRA”) relating to on-going research and development activities in collaboration with COH relating to DUET-201. In September 2022, the SRA was extended until September 2023 with no additional costs to the Company. Total expenses incurred in connection with the SRA were $0 and $48,611 for the three months ended June 30, 2023 and 2022, respectively and $0 and $111,111 for the six months ended June 30, 2023 and 2022, respectively. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Further, the Company incurred costs of $0 during each of the three months ended June 30, 2023 and 2022, and $44,000 and $43,433 during the six months ended June 30, 2023 and 2022, respectively, pursuant to a clinical research support agreement (the “CRSA”) relating to a Phase 1 clinical trial for DUET-201 to be conducted at COH. These expenses are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

On April 7, 2022, the Company entered into a sponsored research agreement (the “Kortylewski SRA”) with COH for research to be conducted by Marcin Kortylewski, Ph.D., a Co-Founder and Senior Advisor of Duet and Professor in the Department of Immuno-Oncology at COH. Pursuant to the Kortylewski SRA, Dr. Kortylewski and his lab are evaluating novel chemical structures and formulations to increase the stability of siRNA-based molecules to enable systemic delivery. The research under the Kortylewski SRA is conducted over a two-year period at a cost of approximately $200,000 per year. The Company incurred $50,722 and $47,119 during the three months ended June 30, 2023 and 2022, respectively, and $104,262 and $47,119 during the six months ended June 30, 2023 and 2022, respectively, related to the Kortylewski SRA, and is included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

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

Patent fee reimbursement under the Patent License Agreement was $0 for the three and six months ended June 30, 2023. Patent fee reimbursement under the Patent License Agreement was $5,017 and $10,034 for the three and six months ended June 30, 2022, respectively. These costs are included in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

Pursuant to the terms of the Patent License Agreement, VSI was required to make minimum annual royalty payments on January 1 of each calendar year, which shall be credited against any earned royalties due for sales made in that year, throughout the term of the Patent License Agreement. For the three months ended June 30, 2023 and 2022, $0 and $6,250 minimum royalty payments, respectively, were recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss. For the six months ended June 30, 2023 and 2022, $0 and $12,500 of this prepaid royalty expense was recognized in each period in “Research and development” expenses in the accompanying condensed consolidated statements of comprehensive loss.

The Patent License Agreement also provides for payments from VSI to the Licensor upon the achievement of certain product development and regulatory clearance milestones, as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents (see below). Through June 30, 2023, the Licensor has not achieved any milestones and therefore VSI has not made any milestone payments.

VSI is obligated to pay earned royalties based on a percentage of net sales, as defined in the Patent License Agreement, of licensed product throughout the term of the Patent License Agreement. Since April 18, 2017 (inception) through June 30, 2023, there have been no sales of licensed products. In addition, VSI is also obligated to pay the Licensor additional sublicensing royalties on the fair market value of any consideration received for granting each sublicense. Through June 30, 2023, VSI has not entered into any sublicensing agreements and therefore no sublicensing consideration has been paid to Licensor.

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

Effective March 5, 2019, the Company entered in a license agreement with Yissum with respect to the results of the research relating to the combination of cannabidiol with approved anesthetics as a potential treatment for the management of pain. Under the license agreement, the Company is obligated to pay earned royalties based on a percentage of net sales, as defined in the license agreement, including net sales generated from sub-licensees. In addition, the Company is obligated to make payments upon the achievement of certain clinical development and product approval milestones. From March 5, 2019 through June 30, 2023, there have been no sales of licensed products by the Company nor has the Company entered into any sub-licensing agreements. Further, none of the milestones in the agreement have been reached and therefore as of June 30, 2023, there is no obligation to make any milestone payments.

Effective August 8, 2019, the Company entered into a second license agreement with Yissum with respect to the research results relating to the synthesis of novel cannabinoid dual-action compounds and novel chemical derivatives of cannabigerol and tetrahydrocannabivarin. Under this license agreement, the Company is required to pay earned royalties based upon a percentage of net sales at one percentage for regulated products and a lesser percentage for non-regulated products. The Company is obligated to pay development milestone payments tied to regulated products totaling $1,225,000 in the aggregate and $100,000 for non-regulated products in the aggregate. None of the milestones in the agreement have been reached as of June 30, 2023 and no related amounts have been recorded in the accompanying condensed consolidated financial statements, as there is no obligation to make any milestone payments.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time-to-time by the Company’s board of directors. Authority is expressly vested in the board of directors to authorize the issuance of one or more series of preferred stock. All 20,000,000 shares remained unissued as of June 30, 2023 and December 31, 2022.

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

During the three and six months ended June 30, 2023, the Company raised an aggregate of approximately $10,000 and $934,500, from the sale of 200,000 and 18,690,000 shares of common stock, respectively at a price of $0.05 per share, in connection with the Scopus Private Placement.

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

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2023, 1,414,539 Scopus warrants were outstanding and exercisable at a weighted-average exercise price of $3.56. As of June 30, 2023, the remaining contractual term of the outstanding warrants was 3.1 years. Of the 1,414,539 Scopus warrants outstanding as of June 30, 2023, 1,164,539 are W Warrants, and 250,000 are warrants exercisable into one share of common stock each, at an exercise price of $1.50 per warrant, with an expiration date of October 3, 2025.

AIOs

As of June 30, 2023, the Company had outstanding Series A Additional Investment Options (the “Series A AIOs”) to purchase 1,500,000 shares of Common Stock and Series B Additional Investment Options (the “Series B AIOs,” together with the Series A AIOs, the “AIOs”) to purchase 1,500,000 shares of common stock, at a purchase price of $3.25 per share. The Series A AIOs were exercisable immediately upon issuance and expire five years from January 18, 2022 and an exercise price of $3.125 per share. The Series B AIOs became exercisable upon effectiveness of that certain Registration Statement on Form S-3 (File No 333-261991), which was declared effective by the SEC on January 18, 2022, and expire five years from January 18, 2022 and an exercise price of $3.125 per share.

In addition, as of June 30, 2023, certain AIOs issued to a placement agent during 2021 were outstanding (the “Placement Agent AIOs”), which allow the placement agent to purchase up to 225,000 shares of common stock. The Placement Agent AIOs have an exercise price equal to $4.0625, and expire five years from January 18, 2022.

As of June 30, 2022, no AIOs or Placement Agent AIOs have been exercised or forfeited. As of June 30, 2023, an aggregate of  3,225,000 AIOs and Placement Agent AIOs were outstanding at a weighted-average exercise price of $3.19. As of June 30, 2023, the remaining contractual term of the outstanding AIOs was 3.4 years.

Contingent Common Stock

As a result of the Company’s acquisition of Bioscience Oncology in June 2021, the previous shareholders of Bioscience Oncology are eligible to receive remaining contingent consideration of up to approximately 1.3 million shares of common stock upon the achievement of a specified milestone, which will be recorded when it is determined the corresponding milestone is probable to be achieved. No such milestones were achieved through June 30, 2023.

Noncontrolling Interest

In connection with the Warrant Exchanges, Duet’s certificate of incorporation was amended and restated to authorize (i) an additional 50,000,000 shares of capital stock and (ii) the redesignation of its common stock to include shares of Class A common stock (“Class A Common Stock”) and shares of Class B common stock (“Class B Common Stock”). The Class A Common Stock and Class B Common Stock are identical, except that the holders of Class A Common Stock are entitled to ten votes per share and holders of Class B Shares are entitled to one vote per share. All of the outstanding shares of Class A Common Stock are owned by Scopus. In addition, each share of Class A Common Stock is convertible, at the option of Scopus in its sole discretion, at any time into one share of Class B Common Stock. Each share of Class A Common Stock becomes automatically convertible into one share of Class B Common Stock if it is held by anyone other than Scopus or a permitted transferee.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the fourth quarter of 2022, Duet raised approximately $276,065 in connection with the Duet Private Placement. During the three and six months ended June 30, 2023, in connection with the Duet Private Placement, Duet raised an additional $6,762 and $1,096,365, respectively, from the sale of common stock shares and Duet Warrants to third-party stockholders. The related issuance costs were approximately $20 and $84,092 during the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, $5,962 and $33,950 related to the Duet Private Placement was included in stock subscriptions receivable in the accompanying condensed consolidated balance sheets, respectively.

During the three and six months ended June 30, 2023, $22,416 and ($12,812), respectively, was allocated to the noncontrolling stockholders’ interest due to the change in ownership of Duet and as a result of the proceeds received in connection with the Duet Private Placement.

After giving effect to the Warrant Exchanges and the Duet Private Placement, Scopus continues to be the controlling stockholder of Duet with voting control of approximately 98%.

8.	Stock Options

Effective September 24, 2018, the Company approved the Scopus BioPharma Inc. 2018 Equity Incentive Plan (the “Plan”), and reserved 1,000,000 shares of the Company’s common stock, such amount subsequently being increased to 2,400,000 shares, for issuance under the Plan. As of June 30, 2023,  there were 1,800,000 shares authorized for issuance under the Plan, subject to the Company having sufficient authorized shares for any such issuances. The stock options shall be granted at an exercise price per share equal to at least the fair market value of the shares of common stock on the date of grant and generally vest over a three-year period.

Stock option activity is summarized as follows for the six months ended June 30, 2023:

			Weighted-
		Weighted-	average
		average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at December 31, 2022	772,500	$5.15	4.20
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—
Outstanding at June 30, 2023	772,500	$5.15	3.70
Vested and exercisable at June 30, 2023	726,801	$5.13	3.78
Unvested at June 30, 2023	45,699	$5.50	2.46

Included in the table above are 172,500 options issued to the underwriters outside of the Plan in connection with the Company’s public offerings during 2020 and 2021.

Stock-based compensation expense associated with the vesting of options was $78,108 and $95,028 for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense associated with the vesting of options was $156,216 and $190,056 for the six months ended June 30, 2023 and 2022, respectively. This cost is included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. As of June 30, 2023, total unrecognized stock-based compensation expense was $142,779 and is expected to be recognized over the remaining weighted-average contractual vesting term of approximately 0.5 years.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Related Party Transactions

The Company has a management services agreement, as amended, with Portfolio Services, an affiliated entity, to provide management services to the Company including, without limitation, financial and accounting resources, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers and other services as agreed upon between the parties. The Company pays Portfolio Services a monthly management services fee plus related expense reimbursement and provision of office space and facilities. Effective April 1, 2023, pursuant to an amendment to the management services agreement, the Company is obligated to pay monthly a management services fee and monthly facilities fee of $75,000 and $3,000, respectively.

During the three months ended June 30, 2023 and 2022, the Company incurred expenses of $234,000 and $159,000 of management services fees related to the management services agreement, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred expenses of $393,000 and $318,000 of management services fees related to the management services agreement, respectively. The costs are included in “General and administrative” expenses in the accompanying condensed consolidated statements of comprehensive loss. Amounts payable to Portfolio Services as of June 30, 2023 and December 31, 2022 were $75,000 and $50,706, respectively.

Pursuant to a management services agreement with Clil Medical Ltd. (“Clil”), an affiliate of a co-founder and former director of the Company, such individual was obligated to provide executive and other management services to the Company. This management services agreement was terminated in June 2020 and, concurrently, such individual resigned as a director of the Company, but continued to serve in various other capacities for the Company and its subsidiaries. Subsequently, such individual submitted resignations to the Company and its subsidiaries. The Company and such individual do not agree on various matters, including obligations under the applicable management services agreement, both prior and subsequent to its termination. The amounts for the services provided through the termination date were fully accrued for as of June 30, 2023 and December 31, 2022. No expenses were incurred under this management services agreement during either of the three or six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, the total amount due to Clil was $198,530, and is included in “Accounts payable and accrued expenses” on the accompanying condensed consolidated balance sheets.

On September 26, 2021, the Board approved an indemnification agreement (the “Indemnification Agreement”), pursuant to which the Company has agreed to indemnify each of the Executive Committee Directors, the employees of HCFP, and certain affiliates and related entities (collectively, the “Indemnified Parties”) from and against any losses, claims, damages or liabilities, including reasonable attorney’s fees, suffered or incurred by the Indemnified Parties in connection with any disputes, litigation or threatened litigation (whether existing prior to or commencing after the date of the Indemnification Agreement) involving certain current or former executives and directors of the Company and arising or resulting from any Indemnified Party’s affiliation or involvement with the Company, including in connection with the provision of additional services beyond those initially contemplated under the Portfolio Services management services agreement. The Indemnification Agreement also provides that the Company will advance expenses to any Indemnified Party, including legal fees, incurred by such Indemnified Party in connection with any litigation or proceeding to which such Indemnified Party is entitled to indemnification under the Indemnification Agreement. The Company incurred $0 and $8,501 in legal fees and other expenses in connection with this Indemnification Agreement for the three months ended June 30, 2023 and 2022, respectively. The Company incurred $0 and $25,807 in legal fees and other expenses in connection with this Indemnification Agreement for the six months ended June 30, 2023 and 2022, respectively.

10.	Income Taxes

The Company did not provide for any income taxes for the three and six months ended June 30, 2023 and 2022. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is not more likely than not that the Company will realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2023 and December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.

SCOPUS BIOPHARMA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Subsequent Events

Since the commencement of their respective private placements and as of August 11, 2023, Scopus and Duet raised aggregate gross proceeds of approximately $2.4 million on a consolidated basis in concurrent financings resulting from the sale of shares of Scopus common stock, Duet Shares, and Duet Warrants to third-party investors (Note 7). Shares of Scopus common stock were sold at a price of $0.05 per share and the Duet Shares and Duet Warrants were sold on the same terms as disclosed in Note 7.

On July 21, 2023, the Company commenced a written consent solicitation of its stockholders (the “Consent Solicitation”) to approve amendments to its Amended and Restated Certificate of Incorporation to: (i) increase the Company’s number of authorized shares of common stock from 50,000,000 to 500,000,000 (the “Authorized Share Increase”) and (ii) effect a reverse stock split of its common stock (the “Reverse Stock Split”) with the Board having the discretion as to whether or not and/or when the Reverse Stock Split is to be effected, with the exact ratio of such Reverse Stock Split to be set at a whole number within the range of 1-for-10 and 1-for-100 as determined by the Board in its discretion. As of August 10, 2023, each of the Authorized Share Increase and the Reverse Stock Split was approved by the Company’s stockholders.

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

Duet continues to develop its novel approach to immuno-oncology, with a suite of bifunctional oligonucleotides that activate antigen-presenting cells within the tumor microenvironment, while alleviating tumor immunosuppression to jump-start T cell-mediated immune responses. The unique mechanism-of-action of these synthetic oligonucleotides comes from simultaneously targeting two intracellular immune pathways – signal transducer and activator of transcription 3 (“STAT3”), a master immune checkpoint inhibitor, and toll-like receptor 9 (“TLR9”). The targeted inhibition of STAT3 reawakens immune cells and allows for the full potential of TLR9-driven innate and adaptive immune responses. We refer to Duet’s three distinctive, complementary CpG-STAT3 inhibitors as the Duet Platform. The Duet Platform is comprised of the following:

●	Antisense	CpG-STAT3ASO	(“DUET-101”)

●	RNA silencing	CpG-STAT3siRNA	(“DUET-201”)

●	DNA-binding inhibitor	CpG-STAT3decoy	(“DUET-301”)

Our initial efforts in immuno-oncology are related to DUET-201, as a monotherapy targeting B-cell non-Hodgkin lymphoma (“NHL”). As previously disclosed, the design of the investigator-sponsored clinical protocol for DUET-201, including the number of study visits, together with constraints on mobility and travel due to the COVID-19 pandemic, resulted in development delays, including relating to clinical enrollment. As a result of our acquisition of Duet (known as Olimmune Inc. prior to its acquisition), we gained access to a broader technology platform from the laboratory of the principal senior research scientist who is the architect of the oligonucleotide bifunctionality underpinning the Duet Platform, including CpG-STAT3siRNA, previously licensed by us, which is currently designated as DUET-201. DUET-201 is a small interfering RNA (“siRNA”) based technology which is delivered intratumorally. DUET-101 is being developed for systemic delivery. DUET-101 has a similar mechanism of action as DUET-201, except the STAT3 inhibitor in DUET-101 is an antisense (“ASO”) RNA molecule rather than a siRNA. The STAT3ASO molecule binds directly to the STAT3 mRNA, recruiting ribonuclease H1 (“RNase H1”) to degrade the STAT3 mRNA. The use of ASO permits other chemical modifications resulting in greater stability in human blood. This allows for systemic treatment of harder-to-reach solid tumors such as prostate or kidney cancers. Dose-range finding studies, good laboratory practice toxicology studies, and good manufacturing process manufacturing of the drug substance and product are all currently in process. Duet expects to file an investigational new drug application (“IND”) for DUET-201 in Q3 2024 in advanced solid malignancies, with a Phase 1/2 clinical trial anticipated to begin in Q4 2024 in the United States. Pursuant to a sponsored research agreement, research is being conducted to evaluate increasing the stability of novel siRNA-based molecules to enable systemic delivery, which we sometimes refer to as DUET-202. Pursuant to such agreement, research is also being conducted on double-stranded ASOs, which we sometimes refer to as DUET-102. We also have the rights for DUET-301, which uses an alternative to the destruction of mRNA to silence STAT3 activity, such as with DUET-101 and DUET-201. DUET-03 targets the actual STAT3 transcription factor protein. Our drug candidates are being evaluated both as monotherapies and as combination therapies with checkpoint inhibitors and/or chimeric antigen receptor T-cell therapies.

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

We have incurred net losses in every year since our inception. From inception (April 18, 2017) until June 30, 2023, we have funded our operations through the issuance of common stock, warrants, additional investment options (“AIOs”) and convertible notes. As of June 30, 2023, we had an accumulated deficit of approximately $58.1 million.

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

Please refer to the information provided under the heading “Critical Accounting Policies and Estimates” included in our 2022 Form 10-K. There were no material changes to such policies in the six months ended June 30, 2023.

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

Results of Operations

Three Months Ended June 30, 2023 Versus Three Months Ended June 30, 2022

The following table summarizes our results of operation for the three months ended June 30, 2023 and 2022:

	Three Months Ended
(in Thousands)	June 30,
	2023	2022	Change	% Change
Operating Expenses:
General and Administrative	$936	$2,670	$(1,734)	(64.9)%
Research and Development	1,993	649	1,344	207.1%
Loss from Operations	(2,929)	(3,319)	(390)	(11.8)%
Net Loss	$(2,929)	$(3,319)	$(390)	(11.8)%

Revenue

We did not have any revenue during the three months ended June 30, 2023 and 2022. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors, and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses during the three months ended June 30, 2023 and 2022 of approximately $0.9 million and $2.7 million, respectively, with a decrease of approximately $1.7 million or 64.9%. This decrease in general and administrative expenses during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is primarily attributable to a decrease in legal and accounting fees and other expenses incurred in connection with or as a result of the 2021 proxy contest and litigation, including legal services provided to the Board and certain directors and committees thereof. Our general and administrative expenses are likely to increase, including to the extent we are able to obtain additional financing to enable us to expand our operations.

Research and Development and Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of fees incurred under our agreements with licensors, including the expenses associated with securities issued in connection with such agreements, as applicable, and expenses relating to third-party research and development vendors and consultants. During the three months ended June 30, 2023 and 2022, we incurred research and development expenses of approximately $2.0 million and $0.6 million, respectively, an increase of approximately $1.3 million or 207.1%. The increase in research and development costs during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is primarily attributable to the increase of approximately $1.4 million in costs associated with the preclinical studies in connection with DUET-101. The increase was offset by a decrease in expenses related to the SRA for DUET-201 of approximately $0.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, resulting from no further funding commitments under the SRA after June 30, 2022. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the development of our drug candidates.

Net Loss

Our net losses were approximately $2.9 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of approximately $0.4 million or 11.8%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Results of Operations

Six Months Ended June 30, 2023 Versus Six Months Ended June 30, 2022

The following table summarizes our results of operation for the six months ended June 30, 2023 and 2022:

	Six Months Ended
(in Thousands)	June 30,
	2023	2022	Change	% Change
Operating Expenses:
General and Administrative	$2,007	$6,962	$(4,955)	(71.2)%
Research and Development	3,602	1,019	2,583	253.5%
Loss from Operations	(5,609)	(7,981)	(2,372)	(29.7)%
Net Loss	$(5,609)	$(7,981)	$(2,372)	(29.7)%

Revenue

We did not have any revenue during the six months ended June 30, 2023 and 2022. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize a drug candidate, or enter into collaborations that provide for payments to us.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits to our personnel, including the costs related to our management services agreements, directors, and scientific and senior advisors; professional fees and services, including accounting and legal services; and expenses related to obtaining and protecting our intellectual property. We incurred general and administrative expenses during the six months ended June 30, 2023 and 2022 of approximately $2.0 million and $7.0 million, respectively, with a decrease of approximately $5.0 million or 71.2%. This decrease in general and administrative expenses during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily attributable to a decrease in legal fees and other expenses incurred in connection with or as a result of the 2021 proxy contest and litigation, including legal services provided to the Board and certain directors and committees thereof. Our general and administrative expenses are likely to increase, including to the extent we are able to obtain additional financing to enable us to expand our operation.

Research and Development and Expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist of fees incurred under our agreements with licensors, including the expenses associated with securities issued in connection with such agreements, as applicable, and expenses relating to third-party research and development vendors and consultants. During the six months ended June 30, 2023 and 2022, we incurred research and development expenses of approximately $3.6 million and $1.0 million, respectively, an increase of approximately $2.6 million or 253.5%. The increase in research and development costs during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily attributable to the increase of approximately $2.7 million in costs associated with the preclinical studies in connection with DUET-101. The increase was offset by a decrease in expenses related to the SRA for DUET-202 of approximately $0.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, resulting from no further funding commitments under the SRA after June 30, 2022. We anticipate that our research and development expenses, exclusive of any in-process research and development relating to our acquisitions, will increase for the foreseeable future as we continue the development of our drug candidates.

Net Loss

Our net losses were approximately $5.6 million and $8.0 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately $2.4 million or 29.7%. We anticipate our net losses will continue as we advance our research and drug development activities and incur additional general and administrative expenses to meet the needs of our business.

Liquidity and Capital Resources

We have incurred losses since our inception, and, as of June 30, 2023, we had an accumulated deficit of approximately $58.1 million. We anticipate that we will continue to incur losses for at least the next several years. Since April 18, 2017 (inception) through June 30, 2023, we have funded our operations principally with approximately $31.4 million in gross proceeds from the sale of convertible notes, common stock, warrants and units comprised of common stock and warrants, the exercise of a portion of such warrants, and units comprised of common stock and AIOs.

During the six months ended June 30, 2023, we used approximately $1.7 million of cash in operations, which was attributable to our net loss of approximately $5.6 million, offset by the changes in operating assets and liabilities of approximately $3.7 million and approximately $0.1 million of non-cash expenses.

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

Our cash resources are extremely limited. We had cash of approximately $0.4 million as of June 30, 2023. As of August 11, 2023, Scopus and Duet raised aggregate gross proceeds of approximately $2.4 million on a consolidated basis in concurrent financings. Notwithstanding such financings, we continue to have an immediate need for additional financing. Our ability to raise capital continues to be impeded by limited availability of authorized common stock and the current price of our common stock. Further, we are subject to certain stock market requirements relating to, among other things, the amount and nature of the capital that we can raise. There can be no assurance that financing will be available to us on a timely basis and on satisfactory terms, or at all. Failure to obtain sufficient financing on satisfactory terms in the immediate future will have a material adverse effect on us, including possibly being required to substantially curtail or cease our operations.

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

As a result, we anticipate that we will need substantial additional funding in connection with our continuing operations to fund future clinical trials and pre-clinical testing for our drug candidates, general and administrative costs and public company and other expenses, including potential indemnification obligations and legal fees (primarily related to litigation). We expect to finance our cash needs primarily through the sale of our debt and equity securities. However, our ability to raise capital continues to be impeded by the limited availability of authorized common stock and current price of our common stock. We may also raise capital through government or other third-party funding and grants, collaborations and development agreements, strategic alliances and licensing arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of additional capital outlays and operating expenditures necessary to complete the development of our drug candidates.

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

Effect of Inflation and Changes in Prices

Increased inflation and changes in prices may result in increased operating costs, including our consulting expenses and research and development costs, reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2023, we issued an additional 200,000 shares of common stock, at an offering price of $0.05 per share, for additional gross proceeds of $10,000 in a private placement, bringing the aggregate number of shares of common stock and gross proceeds of such private placement to 18,690,000 and $934,500, respectively, as of June 30, 2023.

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

SCOPUS BIOPHARMA INC.

Date: August 11, 2023	By:	/s/ Joshua R. Lamstein
Joshua R. Lamstein
Chairman and Director
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Robert J. Gibson
Robert J. Gibson
Vice Chairman, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)